Form 10KSB
period 1998-12-31
SUNWALKER DEVELOPMENT INC
filed 1999-11-23
CIK 789879

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                      Commission File No.  33-3275-D

                        Sunwalker Development, Inc.
          (Exact name of Registrant as specified in its charter)

                          UTAH                            87-0431533
           (State or other jurisdiction of              (IRS Employer
             incorporation or organization)         Identification No.)

       6975 South Union Park Center #600, Salt Lake City, Utah 84047
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[    ] Yes     [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [     ]

Revenue for the year ended December 31, 1998:   $ 0.

As of November 4, 1999 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of November 4, 1999 the number of shares outstanding of the Registrant's Common Stock was 2,814,377.






                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

         Sunwalker Development, Inc. ("the Company") was incorporated in the State of Utah on March 28,1985. The Company was incorporated for the purpose of providing a business framework within which capital could be raised and business opportunities, with profit potential, could be sought. From the period of inception until December 31, 1989, the Company operated as a development stage corporation. Effective February 1, 1990, the Company began permanent operations in the mining industry with emphasis on decorative rock used in landscaping.

        In April, 1990 the Company acquired a major mining property located in Morristown, (near Wickenburg) Arizona. The total mining area controlled by the Company comprises 36 separate mining claims and contains an estimated 53 million tons of ore reserves. In 1994 and 1995, the Company shut down all operations, sold all of its assets and has had no operations since that time.

  Effective October 8, 1999 the Company merged with Ecenter, Inc. Subsequently, the Company changed its names to iShopper.com, Inc. As a result of the merger, the Company has two new wholly-owned subsidiaries: Outbound Enterprises, Inc. and iShopper Internet Services, Inc. Through these subsidiaries the Company will be engaged in the business of providing cost effective e-commerce development and support for all sizes of businesses.
This includes low cost solutions for small businesses that would normally have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations. iShopper.com's clients are able to market their products in multiple languages and accept payments in multiple currencies. A total of 125,000 shares were issued pursuant to the merger.

         As part of its corporate development, the Company subsequently issued 2,600,000 shares in a private placement at par value.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None - not applicable




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1998 there appeared to be little or no trading in the stock of the Company. As of November 4, 1999, the Company had approximately 145 shareholders of record.

         The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company had no revenue during the year ended December 31, 1998. Total stockholders' equity was $(222,417), as compared to $(211,632) at December 31, 1997. The Company has no operating capital for future operations.

Liquidity and Capital Resources

         The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

         The Company reported a net loss of $(10,785) for the year ended December 31, 1998, compared to a loss of $(27,635) for the previous year. The Company anticipates very little or no overhead from future operations except interest expense until a successor business can be acquired or merged.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

         Independent Auditors' Report

         Balance Sheets as of December 31, 1998 and 1997.

         Statements of Operations for the years ended December 31, 1998 and December 31, 1997.

         Statement of Stockholders' Equity for the period from January 1, 1997 to December 31, 1998.

         Statement of Cash Flows for the years ended December 31, 1998 and December 31, 1997.

         Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.




                                 PART III



ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                      Age          Director
 Name                (1999)          Since         Position with the Company

Robert Kropf            37          1999           President, CEO and Director
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047



ITEM 9.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

    During the current fiscal year, no one in the Company's management received compensation.

Employment Agreements and Other Compensation Arrangements

    There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

    There is currently no compensation paid to non-employment directors.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         Amount and Nature
Name and Address           Of Beneficial             Percent of
of Beneficial Owner           Ownership                Class

Robert Kroft                  40,000               44.75 %
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047



Item 11.  Certain Relationships and Related Transactions

     Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 12.  Exhibits, and Reports on Form 8-K

(A)  Exhibits

         Exhibit
         No.                            Description

         23.01       Consent of Crouch, Bierwolf & Chisholm

         27.01       Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Sunwalker Development, Inc.

                                     By: Robert Kropf

                                     /s/ Robert Kropf

Dated: October 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE

/s/ Robert Kropf              President and Director
                              (Principal Executive and
                               Financial Officer)           October 18, 1999





                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - December 31, 1998 and 1997.

       Statements of Operations - For the years ended December 31, 1998 and December 31, 1997.

       Statement of Stockholders' Equity - For the period from January 1, 1997 to December 31, 1998.

       Statement of Cash Flows - For the years ended December 31, 1998 and December 31, 1997.

       Notes to Financial Statements









                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
SunWalker Development, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of SunWalker Development, Inc. (a Utah Corporation) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the management of SunWalker Development, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunWalker Development, Inc. as of December 31, 1998 and 1997, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




April 19, 1999
                   SunWalker Development, Inc.
                          Balance Sheet

                             ASSETS

                                                    December 31,
                                            1998                    1997

TOTAL ASSETS                     $             -       $             -




              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party
(Note 3)                       $         60,000        $          60,000
Taxes Payable (Note 1)                    1,350                    1,200
Interest Payable                         35,067                   24,432
Notes Payable (Note 4)                  126,000                  126,000

Total Current Liabilities               222,417                  211,632


STOCKHOLDERS' EQUITY

Stock authorized; 100,000,000
shares at $.001
par value; 38,059,156 shares
issued and outstanding                     38,059                  38,059
Capital in Excess of Par Value            237,033                 237,033
Deficit Accumulated During
Development Stage                        (497,509)              (486,724)

Total Stockholders' Equity                (222,417)            (211,632)


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $      -              $        -






                   SunWalker Development, Inc.
                     Statements of Cash Flows
                       For the Years Ended


                                                     December 31,
                                            1998                    1997

REVENUE                            $               -        $         -

EXPENSES

     General and Administrative                -                 20,000
     Interest                                 10,635              7,635

            Total Expenses                    10,635              27,635

NET INCOME (LOSS) - Before Taxes  $          (10,635)       $     (27,635)


     Taxes (Note 1)                              150                   150


INCOME (LOSS)                      $          (10,785)       $     (27,785)

Loss Per Common Share              $              -          $        -


Average Outstanding Shares                   38,059,156            38,059,156





                   SunWalker Development, Inc.
                Statements of Stockholders' Equity
       For the Period January 1, 1997 to December 31, 1998


                                                        Capital      Retained
                                            Common    in excess of    earnings
                               Shares       Stock       par value    (deficit)

Balance at January 1, 1997   38,059,156      38,059       237,033    (458,939)

Net income (loss) for the year
ended December 31, 1997            -             -            -        (27,785)

Balance, December 31, 1997    38,059,156      38,059       237,033     (486,724)

Net income (loss) for the year
ended December 31, 1998              -            -            -       (10,785)

Balance, December 31, 1998    38,059,156       38,059        237,033  (497,509)





                   SunWalker Development, Inc.
                     Statements of Cash Flows
                       For the Years Ended

                                                     December 31,
                                              1998                1997

SOURCES OF CASH

     Net earnings                        $   (10,785)       $      (27,785 )

CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES

     Increase/(Decrease) in:
     Taxes payable/Interest payable            10,785                 7,785
     Accounts payable                              -                 20,000

Net Cash Provided (Used for) Operations            -                   -

INVESTMENT TRANSACTIONS                             -                  -

FINANCING TRANSACTIONS                              -                  -

Net increase (decrease) in cash                     -                  -

Beginning cash balance                              -                  -

Ending cash balance                                 -                  -

Cash Paid For:
     Interest                                $       -            $     -
     Taxes                                   $       -            $     -




                   SunWalker Development, Inc.
                Notes to the Financial Statements
                    December 31, 1998 and 1997

NOTE 1 - Summary of Significant Accounting Policies

     Organization
     SunWalker Development, Inc. was incorporated in the State of Utah on March 28, 1985. The Company was incorporated for the purpose of providing a business framework within which capital could be raised and business opportunities, with profit potential, could be sought. From the period of inception until December 31, 1989, the Company operated as a development stage corporation. Effective February 1, 1990 the Company began permanent operations in the mining industry with emphasis on decorative rock used in landscaping. In April, 1990 the Company acquired a major mining property located in Morristown, (near Wickenburg) Arizona. The total mining area controlled by the Company comprises 36 separate mining claims and contains an estimated 53 million tons of ore reserves. In 1994 and 1995, the Company shut down all operations, sold all of its assets and has had no operations since that time.

     Income (Loss) Per Share
     The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Income Taxes

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1998 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of over $400,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $136,000 at December 31, 1998 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $3,667 for 1998.

     The Company has available over $400,000 in net operating loss carryforwards that will beginto expire in the year 2005. The Company has accrued $100 per year minimum state income taxes plus penalties and interest.




                   SunWalker Development, Inc.
                Notes to the Financial Statements
                    December 31, 1998 and 1997

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

     The Company has suffered significant losses over the years and filed bankruptcy from its mining operations in 1994. The Company emerged from bankruptcy in 1994 with no assets and liabilities except tax liabilities to the State of Utah and a note to the Bureau of Land Management. The Company is currently seeking a negotiated settlement with the BLM and its other creditors so as to be able to merge or acquire an ongoing business. Unless the negotiated settlements are successful or a viable merger candidate is found, there is a significant doubt that the Company can continue to operate beyond the near future and/or pay its existing debt.

NOTE 3 - Accounts Payable - Related Party

     The board of directors of the Company has authorized the accrual of directors fees to one of the former officers and directors for services rendered for 1995 to 1997 at $20,000 per year. In 1998, the Company negotiated the debt into a convertible debenture with a 5% interest rate and is seeking to convert the debt into equity. Interest of $3,000 was accrued on the debt in 1998.

NOTE 4 - Notes Payable - Bureau of Land Management

     On March 10, 1993 the United States Department of Interior, Bureau of Land Management (BLM) filed a complaint in district court naming the Company, its directors and other related individuals, contending that the unpatented claims held by the Company were invalid. Also, the BLM alleged that the Company was removing landscaping material in excess of contracted tonnage.
In addition, allegations were made that the natural beauty of the desert land surrounding the Morristown quarry was being damaged.


                   SunWalker Development, Inc.
                Notes to the Financial Statements
                    December 31, 1998 and 1997


NOTE 4 - Notes Payable - Bureau of Land Management (continued)

     Because of the seriousness of the complaint, the BLM was able to obtain a prejudgement attachment and sequestration which, in effect, closed the Morristown quarry. A receiver was appointed to collect Company accounts receivable, liquidate inventory and pay Company debts. Permission was granted by the Court for the Company to sell assets to pay current operating expenses.

     In a compromise settlement reached with the BLM on October 19, 1994, the BLM acknowledged that the Company retains the right to apply for a patent for the lands included in its unpatented mining claims. On November 19, 1994 the Company two promissory notes payable to the BLM in the amounts of $81,000 and $45,000 plus interest at the legal rate (6.06%) for federal judgements on the day of execution for a term of three years. No payments were made on the notes since 1994, during which time interest continued to accrue.

     As of the audit date, the Company has ongoing negotiations with the BLM, but no settlement has been reached. Interest accrued on the two notes was $32,067 as of December 31, 1998 and $24,432 as of December 31, 1997. Interest expense for 1997 and 1998 was $7,635.








We hereby consent to the use of our audit report of Sunwalker Development, Inc. dated September 20, 1999 for the year ended December 31, 1998 in the Form
10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
September 20, 1999