Form 10QSB
period 1999-03-31
SUNWALKER DEVELOPMENT INC
filed 1999-11-23
CIK 789879

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


           For Quarter Ended        March 31, 1999

            Commission File Number    33-3275-D


                    SUNWALKER DEVELOPMENT, INC.
      (Exact name of registrant as specified in its charter)


         UTAH                                     87-0431533
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                6975 SOUTH UNION PARK DRIVE  #600
                    SALT LAKE CITY, UTAH  84047
             (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600



           Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                         Yes       No X

and (2) has been subject to such filing requirements for the past 90 days.


                         Yes X    No


                            2,814,377
                   (Number of shares of common
                     stock the registrant had
               outstanding as of November 4, 1999)

                              PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from December 31, 1998 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                  Sunwalker Development, Inc.
                         Balance Sheet

                             ASSETS

                                             March 31,       December 31,
                                               1999              1998

TOTAL ASSETS                     $             -       $             -





              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party            60,000              60,000
     Taxes Payable                           1,350               1,350
     Interest Payable                       37,688              35,067
     Notes Payable                         126,000             126,000

     Total Current Liabilities             225,038             222,417


STOCKHOLDERS' EQUITY

     Stock authorized; 100,000,000 shares at $.001
        par value; 78,059,16 and 38,059,156 shares
        issued and outstanding               78,059              38,059
     Capital in Excess of Par Value         237,033             237,033
     Retained Deficit                      (540,130)           (497,509)

     Total Stockholders' Equity              225,038           (222,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   -          $        -




                  Sunwalker Development, Inc.
                    Statements of Operations
                         (unaudited)


                                             For the Three      For the Three
                                             Months Ended       Months Ended
                                                March 31,          March 31,
                                                  1999               1998


REVENUE                             $              -         $         -

EXPENSES

     Professional Services                       40,000                   -
     Interest                                     2,621               2,659

            Total Expenses                       42,621               2,659

NET INCOME (LOSS) - Before Taxes    $          (42,621) $             (2,659)

     Taxes                                         -                  -

INCOME (LOSS)                        $           (42,621)      $       (2,659)

Loss Per Common Share                 $              -          $      -


Average Outstanding Shares                      78,059,156        38,059,156


                  Sunwalker Development, Inc.
                    Statements of Cash Flows
                          (unaudited)


                                                For the Three   For the Three
                                                 Months Ended   Months Ended
                                                   March 31,     March 31,
                                                      1999         1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)                             $   (42,621)    $  (2,659)
     (Increase) Decrease
       in Accounts Payable/Interest Payable               2,621         2,659
     Stock issued for Expenses                           40,000           -
                                                            -             -

CASH FLOWS FROM
  INVESTING ACTIVITIES                                     -             -
                                                           -             -
CASH FLOWS FROM
  FINANCING ACTIVITIES                                     -            -
                                                           -            -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                -         -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $                 -      $   -

CASH PAID DURING THE PERIOD FOR:
     Interest                                $                -       $   -
     Income Taxes (Including
         Interest & Penalties)                $               -        $ -


                   Sunwalker Development, Inc.
               Notes to the Financial Statements
                         March 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

          Liquidity and Capital Resources. The Registrant had approximately $(225,038) as operating capital at March 31, 1999, compared to $(222,417) at December 31, 1998. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net loss of $(42,621), compared to net loss of $(2,659) for the same period last year. During the quarter, the Company issued 40,000,000 for services of a new officer and director that started in January 1999. The shares were issued at a value of $.001 per share or $40,000.

     Plan of Operations. Effective October 8, 1999 the Company merged with Ecenter, Inc. Subsequently, the Company changed its names to iShopper.com, Inc. As a result of the merger, the Company has two new wholly-owned subsidiaries. Outbound Enterprises, Inc. and iShopper Internet Services, Inc. Through these subsidiaries the Company will be engaged in the business of providing cost effective e-commerce development and support for all sizes of
businesses.   This includes low cost solutions for small businesses that would normally have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations. iShopper.com's clients are able to market their products in multiple languages and accept payments in multiple currencies. A total of 125,000 shares were issued pursuant to the merger.

                                   PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                     None
Item 2.   Changes in Securities.                                 None
Item 3.   Defaults Upon Senior Securities.                       None
Item 4.   Submission of Matters to a Vote of Security Holders.   None
Item 5.   Other Information.

     Effective October 8, 1999 the Company merged with Ecenter, Inc. Subsequently, the Company changed its names to iShopper.com, Inc. As a result of the merger, the Company has two new wholly- owned subsidiaries. Outbound Enterprises, Inc. and iShopper Internet Services, Inc. Through these subsidiaries the Company will be engaged in the business of providing cost effective e-commercedevelopment and support for all sizes of businesses.
This includes low cost solutions for small businesses that would normally have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations. iShopper.com's clients are able to market their products in multiple languages and accept payments in multiple currencies. A total of 125,000 shares were issued pursuant to the merger. As part of its corporate development the Company subsequently issued 2,600,000 shares in a private placement at par value.

Item 6.   Exhibits and Reports on Form 8-K.                 None




                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 4, 1999
                                            Sunwalker Development, Inc.
                                             /s/ Robert Kropf