Form 10QSB
period 1999-06-30
SUNWALKER DEVELOPMENT INC
filed 1999-11-23
CIK 789879

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


            For Quarter Ended        June 30, 1999

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

and (2) has been subject to such filing requirements for the past 90 days


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from March 31, 1999 through June 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                  Sunwalker Development, Inc.
                         Balance Sheet

                             ASSETS

                                            June 30,         December 31,
                                              1999              1998

TOTAL ASSETS                      $             -       $             -




              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party          $       60,000   $          60,000
Taxes Payable                                      1,350               1,350
Interest Payable                                  40,309              35,067
Notes Payable                                    126,000             126,000

Total Current Liabilities                        227,659             222,417


STOCKHOLDERS' EQUITY

Stock authorized; 100,000,000 shares at $.001
par value; 78,059,156 and 38,059,156 shares
issued and outstanding                              78,059            38,059
Capital in Excess of Par Value                     237,033           237,033
     Retained Deficit                             (542,751)         (497,509)

     Total Stockholders' Equity                    (227,659)        (222,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $        -          $      -




                  Sunwalker Development, Inc.
                    Statements of Operations
                          (unaudited)



               For the Three For the Three  For the Six    For the Six
                Months Ended  Months Ended   Months Ended   Months Ended
                   June 30,    June 30,        June 30,        June 30,
                     1999        1998           1999            1998

REVENUE         $      -      $    -          $    -            $    -

EXPENSES

Professional Services   -           -             40,000            -
Dues and Fees         2,612        2,659           5,242            5,317
Total Expenses        2,612        2,659          45,242            5,317

NET INCOME
(LOSS) - Before
Taxes        $      (2,612)       $(2,659)   $     (45,242)     $    (5,317)

   Taxes                -            -                 -              -

INCOME (LOSS)       (2,612)        (2,659)         (45,242)          (5,317)

Loss Per Common
    Share               -        $     -                -         $      -

Average
Outstanding
Shares            78,059,156     38,059,156      78,059,156        38,059,156





                       Sunwalker Development, Inc.
                        Statements of Cash Flows
                               (unaudited)


                                              For the Six         For the Six
                                              Months Ended         Months Ended
                                                 June 30,           June 30,
                                                   1999               1998

CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)                     $   (45,242)       $    (5,317)
     Increase (Decrease)
       in Accounts Payable/Interest Payable       5,242              5,317
     Stock issued for services                   40,000                -
                                                    -                 -

CASH FLOWS FROM
  INVESTING ACTIVITIES                               -                  -
                                                     -                  -
CASH FLOWS FROM
  FINANCING ACTIVITIES                                -                  -
                                                      -                  -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                -                  -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                         -                    -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $                -         $        -

CASH PAID DURING THE PERIOD FOR:
     Interest                             $             -         $        -
     Income Taxes (Including
         Interest & Penalties)                   $       -         $       -




                  Sunwalker Development, Inc.
               Notes to the Financial Statements
                         June 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.

NOTE 2 - SUBSEQUENT EVENTS

      The Company has entered into a number of transactions that has affected the corporate structure and business of its operations.

      A special meeting of shareholders was held on May 6, 1999 to authorize the board of directors to 1) change the Company's domicile, 2) vote to recapitalize the capital structure of the Company, and 3) any other matters which properly came before the shareholders. The notice indicated that it was the intent of management to create a Nevada subsidiary and eventually merge into that subsidiary, making the Company a Nevada Corporation.

      The domicile of the Company was changed to Nevada on September 6, 1999.

      On October 8, 1999, the board of directors approved a reverse split of 1 for 1,000 shares,anyone under 100 being exempt. The board also changed the name of the Company to i.shopper.com and merged into a new business which specializes in internet website design, sales, consulting, and online shopping. The Company issued 125,000 shares of common stock in the merger. Additionally, 2,600,000 shares were issued at par value pursuant to a private placement of restricted common stock.

      The Company changed its name to iShopper.com, Inc.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources. The Registrant had approximately $(227,659) as operating capital at June 30, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1999, the registrant had net loss of $(2,612), compared to net loss of $(2,659) for the same period last year. The registrant had net loss of $(45,242) for the six months ended June 30, 1999, compared to $(5,317) for the same period last year.

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

                                   PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                           None
Item 2.   Changes in Securities.

          On October 8, 1999, the board of directors approved a reverse split of 1 for 1000 shares, anyone under 100 being exempt. The board also changed the name of theCompany to i.shopper.com merged into a new businesswhich specializes in internet website design and sales and consulting, and online shopping. The Company issued 125,000 shares of common stock in the merger.

Item 3.   Defaults Upon Senior Securities.                  None
Item 4.   Submission of Matters to a Vote of Security Holders.

          A special meeting of shareholders was held on May 6, 1999 to authorize the board of directors to 1) change the Company's domicile, 2) vote to recapitalize the capital structure of the Company, and 3) any other matters which properly came before the shareholders. The notice indicated that it was the intent of management to create a Nevada subsidiary and eventually merge into that subsidiary, make the Company a Nevada Corporation.



Item 5.   Other Information.

      Effective October 8, 1999 the Company merged with Ecenter, Inc. Subsequently, the Company changed its names to iShopper.com, Inc. As a result of the merger, the Company has two new wholly-owned subsidiaries. Outbound Enterprises, Inc. and iShopper InternetServices, Inc. Through these subsidiaries the Company will be engaged in the business of providing cost effective e-commerce development and support for all sizes of businesses.
This includes low cost solutions for small businesses that would normally have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations. iShopper.com's clients are able to market their products in multiple languages and accept payments in multiple currencies. A total of 125,000 shares were issued pursuant to the merger. Additionally, 2,600,000 shares were issued at par value pursuant to a private placement of restricted common stock.

Item 6.   Exhibits and Reports on Form 8-K.                 None


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 12, 1999
                                    Sunwalker Development, Inc.

                                     /s/ Robert Kropf