Form 10QSB
period 1999-09-30
SUNWALKER DEVELOPMENT INC
filed 1999-11-23
CIK 789879

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


         For Quarter Ended        September 30, 1999

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,1999 and the results of its operations and changes in its financial position from June 30, 1999 through September 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                  Sunwalker Development, Inc.
                         Balance Sheet

                             ASSETS

                                              September 30,     December 31,
                                                 1999               1998

TOTAL ASSETS                          $             -       $         -





              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party       $       60,000     $          60,000
Taxes Payable                                   1,350                 1,350
     Interest Payable                          42,930                35,067
     Notes Payable                            126,000                126,000

     Total Current Liabilities                 230,280               222,417


STOCKHOLDERS' EQUITY

Stock authorized; 100,000,000 shares at $.001
par value; 78,059,156 and 38,059,156 shares
issued and outstanding                          78,059              38,059
Capital in Excess of Par Value                 237,033             237,033
Retained Deficit                              (545,372)           (497,509)

     Total Stockholders' Equity                (230,280)           (222,417)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      -               $    -




                  Sunwalker Development, Inc.
                    Statements of Operations
                          (unaudited)



                      For the Three  For the Three  For the Nine For the Nine
                       Months Ended Months Ended Months Ended Months Ended September 30, September 30, September 30,eptember 30,
                            1999         1998           1999         1998


REVENUE             $      -          $    -         $     -        $    -

EXPENSES

Professional
Services                     -             -              40,000         -
Interest                  2,612           2,659            7,863       7,976

Total Expenses            2,612           2,659           47,863       7,976

NET INCOME
(LOSS) - Before
Taxes              $      (2,612)       $(2,659)         (47,863)      (7,976)



    Taxes                   -              -                -            -

INCOME (LOSS)      $      (2,612)      $(2,659)        $  (47,863)     (7,976)

Loss Per Common
    Share          $         -        $     -          $      -          -

Average
Outstanding
Shares                  78,059,156     38,059,156     78,059,156  38,059,156






                       Sunwalker Development, Inc.
                        Statements of Cash Flows
                               (unaudited)


                                             For the Nine   For the Nine
                                             Months Ended    Months Ended
                                             September 30,   September 30,
                                                  1999            1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)                     $   (47,863)          (7,976)
     Increase (Decrease)
       in Accounts Payable/Interest Payable      7,863             7,976
     Stock issued for services                  40,000              -
                                                   -                -

CASH FLOWS FROM
  INVESTING ACTIVITIES                              -                -
                                                    -                -
CASH FLOWS FROM
  FINANCING ACTIVITIES                              -                -
                                                     -               -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               -               -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                         -             -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $                -       $       -

CASH PAID DURING THE PERIOD FOR:
     Interest                            $             -        $        -
     Income Taxes (Including
         Interest & Penalties)           $             -         $        -




                  Sunwalker Development, Inc.
               Notes to the Financial Statements
                       September 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.

NOTE 2 - SUBSEQUENT EVENTS \ CURRENT BOARD ACTIONS

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

      On October 8, 1999, the board of directors approved a reverse split of 1 for 1,000 shares, anyone under 100 being exempt. The board also changed the name of the Company to i.shopper.com merged into a new business which specializes in internet website design, sales, consulting, and online shopping. The Company issued 125,000 shares of common stock in the merger. Additionally, 2,600,000 shares were issued at par value pursuant to a private placement of restricted common stock.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(230,280) as operating capital at September 30, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1999, the registrant had net loss of $(2,612), compared to net loss of $(2,659) for the same period last year. The registrant had net loss of $(47,863) for the six months ended September 30, 1999, compared to $(7,976) for the same period last year.

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

                                   PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                           None
Item 2.   Changes in Securities.

          On October 8, 1999, the board of directors approved a reverse split of 1 for 1000 shares, anyone under 100 being exempt. The board also changed the name of the Company to i.shopper.com merged into a new business which specializes in internet website design and sales and consulting, and online shopping. The Company issued 125,000 shares of common stock in the merger.

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