Form 10KSB
period 1999-12-31
ISHOPPER COM INC
filed 2000-04-13
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to
     ____________

                       Commission File Number 033-03275-D
                                             ------------

                               iSHOPPER.COM, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                          87-0431533
-------------------------------                          ----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


   8722 South 300 West, Suite 106
              Sandy, UT                                           84070
---------------------------------------                         ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (801) 984-9300
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes__X__   No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The registrant's revenues for its most recent fiscal year were $3,924,869.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 10, 2000 was approximately $55,365,000.

         The registrant had issued and outstanding 10,734,935 shares of its common stock on April 10, 2000.

         Documents incorporated by reference: Specifically identified portions of the registrant's Definitive Proxy Statement for its Annual Shareholders Meeting into Part III of this Report.

                               iSHOPPER.COM, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I

     ITEM 1.   BUSINESS........................................................1
     ITEM 2.   PROPERTIES......................................................6
     ITEM 3.   LEGAL PROCEEDINGS...............................................6
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............6

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.............................................7
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................9
     ITEM 7.   FINANCIAL STATEMENTS...........................................15
               REPORT OF INDEPENDENT ACCOUNTANTS..............................16
               CONSOLIDATED BALANCE SHEETS....................................17
               CONSOLIDATED STATEMENTS OF OPERATIONS..........................18
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY................19
               CONSOLIDATED STATEMENTS OF CASH FLOWS..........................20
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................21
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................31

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT............................................32
     ITEM 10.  EXECUTIVE COMPENSATION.........................................33
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................33
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................34
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................34
               SIGNATURES.....................................................35
               EXHIBIT INDEX..................................................36
               SUBSIDIARIES OF THE REGISTRANT.......................Exhibit 22.1
               POWER OF ATTORNEY....................................Exhibit 24.1

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Sunwalker Development, Inc. ("the Company") was incorporated in the State of Utah on March 28, 1985, and was subsequently changed to a Nevada Corporation on September 14, 1999. The Company was incorporated for the purpose of providing a business framework within which capital could be raised and business opportunities, with profit potential, could be sought. From the period of inception until December 31, 1989, the Company operated as a development stage corporation. Effective February 1, 1990, the Company began permanent operations in the mining industry with emphasis on decorative rock used in landscaping.

         In 1990 the Company acquired a mining property located in Morristown, (near Wickenburg) Arizona. In 1994 and 1995, the Company sold all of its assets and ceased active operations.

         Effective October 7, 1999 the Company merged with ECenter, Inc, a Utah corporation. Subsequently, the Company changed its name to iShopper.com, Inc. ("iShopper.com"). As a result of the merger, the Company had two wholly-owned subsidiaries: Outbound Enterprises, Inc. and iShopper Internet Services, Inc. Through these subsidiaries the Company is engaged in the business of providing cost effective e-commerce development and support for all sizes of businesses. This includes low cost solutions for small businesses that would normally not have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations. A total of 125,000 shares of the Company's common stock were issued pursuant to the merger. Effective November 1999, the Company refocused its efforts into becoming an Internet holding company.

         On November 1, 1999, the Company purchased NowSeven.com, Inc. for a total of 1,000,000 shares of the Company's common stock. NowSeven.com, Inc. is in the business of Internet and database marketing services.

         On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 7,500 shares of the Company's common stock and cash of $40,000. Stinkyfeet.com is a freeware showroom where customers can create their own stores, get banners and web based e-mail at no cost.

         On April 4, 2000, the Company purchased Uniq Studios, Inc. for 1,500,000 shares of the Company's common stock and options to purchase 500,000 shares of common stock at $7.60 per share. In addition to its cutting edge web design, digital animation, and Flash work, Uniq has developed a proprietary technology, patent pending, that allows the Internet to be combined with CD-ROM technology in an isolated environment. This allows Uniq to create multimedia pieces on a CD-ROM that will interface with the web and update itself weekly or even hourly, to provide the user with a completely unique experience each time the CD is used.

         On April 7, 2000, the Company purchased Totalinet.net, Inc. for 200,000 shares of the Company's common stock. Totalinet has a robust e-commerce platform and a multi-tiered menu of services that will compliment those offered by iShopper.com. iShopper and Totalinet will use separate branches to provide all of the e-commerce and marketing tools needed to do business on the web. These services include TotaliMall, TotaliAuction, TotaliCash, TotaliCenter and TotaliPrint. TotaliMall is an Internet mall environment and TotaliAuction allows iShopper and Totalinet customers to sell product in an auction environment. TotaliCash will use coupons and gift certificates to share mall traffic and support an affiliate program, while TotaliCenter will host Business to Business functions like drop shipping and printing.

         iShopper.com's strategy includes acquiring or taking strategic positions in companies that have synergies with iShopper.com portfolio holdings. Current iShopper.com holdings include: Outbound Enterprises, Inc., iShopper Internet Services, Inc., and NowSeven.com, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc. and Totalinet.net, Inc.

         The principal revenues realized by the Company in 1999 of approximately $3.9 million were generated from the sales of web site creation, e-commerce, gateway software and hosting services which was the principal product of the Company's first two acquisitions, iShopper and Outbound Enterprises, Inc.

         iShopper.com's executive management and board of advisors have extensive contacts in the Internet business market. iShopper.com is looking to expand its portfolio of business holdings with Internet companies that have the following general characteristics 1) synergies with current iShopper.com holdings, 2) positive or at least break-even cash flow, 3) need for investment and strategic positioning to achieve the next level of growth and 4) assisting companies to be transformed into Internet related business.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

     o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

     o    our   ability  to  raise   sufficient   capital   to  meet   operating
          requirements,

     o various competitive factors that may prevent us from competing successfully in the marketplace, and

     o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

STRATEGY & MARKET OPPORTUNITY

         The iShopper.com strategy is to create shareholder value by developing a portfolio of Internet company holdings that either 1) become a permanent, cash-flow positive fixture in the companies holdings, 2) achieve the next level of growth and are the target of a strategic acquisition by a third-party, or 3) pursue an initial public offering and 4) assisting companies to be transformed into Internet related business. While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that exceed expectations and some holdings that will not reach their full potential.

         iShopper.com  management  believes  that  there  is  tremendous  market opportunity for the Company's strategy. There is no question that an unprecedented amount of venture capital has recently gone into the marketplace, funding thousands of new Internet companies. In just the Silicon Valley alone, according to San Jose Mercury News, November 6, 1999, the first nine months of 1999 brought $7.7 billion of venture capital funding, nearly equaling the $8 billion for 1997 and 1998 combined.

         This venture capital funding is fueled by the dramatic growth and use of the Internet. International Data Corporation (IDC) estimates that the number of individuals accessing the Internet will grow from approximately 142 million at the end of 1998 to more than 502 million by the end of 2003. Consumer online spending is expected to experience similar dramatic growth. Forrester Research predicts that online sales in the United States will increase from 20 billion in 1999 to approximately 184 billion by 2004.

         The Internet has created new and more efficient ways to reach customers and is changing the competitive dynamics for doing business. Companies no longer have to be large international conglomerates to transact business worldwide. Small businesses, with relative small investments, can now operate in this global economy and compete directly with larger corporations using the Internet as a communications, customer service, selling and distribution tool. As a result, the onrush of Internet companies developing Internet related products and services with newer bells and whistles continue to escalate in unparalleled proportions.

         iShopper.com believes that many of these new Internet companies will find it difficult to achieve their growth goals on their own. They will be looking to reap the synergistic rewards of being a member company in an attractive portfolio of companies. For example, CMGI is often cited as the most successful example of the Internet holding company model. In a recent news article by The Industry Standard, December 15, 1999, about CMGI's portfolio company, NaviSite, it was reported that 58 percent of NaviSite's revenue comes from providing services to other CMGI units and to companies in which CMGI is an investor. As many young companies can see, the network of privileged relationships afforded to companies who are part of a larger portfolio can often make the difference between success and failure of the business venture.

         iShopper.com's corporate headquarters in Sandy, Utah provides the Company an excellent opportunity to pursue the many local deals in the Salt Lake City and Intermountain area. Utah is one of the ten fastest-growing states in the United States. A great deal of this growth is coming from the high-technology sector. Gateway, Inc. opened a Salt Lake City factory in the fall of 1998 and the Intel Corp. is building a research-and-development center in Riverton, Utah that will become a showpiece for the state's technology industry. The influx of technology companies in combination with the excellent universities and colleges in the Salt Lake City area make for a vibrant new technology business environment.

COMPETITIVE CONDITIONS

         Simply stated, iShopper.com competition can be defined as those companies or organizations that will be competing for the deals in which iShopper.com is interested. Since iShopper.com will not be looking to be the first or seed investor in a company, the Company does not believe it will be competing with the venture capital firms in Utah and elsewhere. Rather, iShopper.com often receives deal flow from venture firms who understand the possible benefits of their company's inclusion in the iShopper.com portfolio.

         While iShopper.com's strategy is similar in many respects to CMGI, iShopper.com management believes that the types of deals and companies that iShopper.com will pursue will most often be "under the radar" of CMGI and other large internet holding companies.

         The Internet Capital Group ("ICG") is another possible competitor of iShopper.com. However, ICG is pursuing a strictly "business-to-business" strategy for acquisitions or strategic investments. ICG's tight focus means that a lot of the deals the iShopper.com might pursue could, in fact, be complementary and not competitive to ICG holdings.

         Since iShopper.com is pursuing companies in many different product and service sectors of the Internet, it is impossible to list all the possible competitors that may pose a serious future competitive threat to the Internet companies in the growing iShopper.com portfolio.

PRODUCTS & SERVICES - CURRENT

         iShopper.com offers its portfolio companies three important products and services: 1) capital to grow their business, 2) expert management and strategic advice, and 3) synergies created by the network of companies in the iShopper.com portfolio and 4) assisting companies to be transformed into Internet related business.

         The products and services of iShopper.com's wholly owned companies and majority owned subsidiaries as of April 10, 2000 include the following: Outbound Enterprises, Inc., iShopper Internet Services, Inc., NowSeven.com, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc. and Totalinet.net, Inc.

E-Commerce Tools and Hosting

         iShopper.com, Inc. is an electronic commerce provider that specializes in the creation and hosting of highly effective Internet based commerce sites to small and medium sized businesses. The iShopper.com site is a shopping, purchasing, and business commerce alternative to traditional brick and mortar services. iShopper services include low-cost commerce solutions for businesses that would not normally have those resources to create an e-commerce solution. The iShopper portal is specifically oriented to purchasers and buying. Individual consumers can access the iShopper portal through the world wide web and find information about any and all products for iShopper hosted sites, as well as how to create site's and various resources to help in electronic commerce.

Internet Marketing Services

         Outbound  is  an  Internet   marketing   company  that  specializes  in
business-to-business marketing and e-commerce services. Outbound also was holding Internet training seminars which were held weekly and has now changed its venue to a quarterly basis. Outbound is using the leads generated from previous seminars to promote its products through telemarketing sales. Outbound utilizes direct sales forces to market e-commerce and Internet products in the majority of the top US ADI markets. Outbound targets small business owners, entrepreneurs, and individuals seeking e-commerce opportunities on the web. Outbound offers full e-commerce solutions including customized web design, hosting, web traffic statistics, and customer support. Each site Outbound sells and/or leases is owned and operated independently, but is enhanced by the iShopper brand and accessed through the iShopper portal.

         NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to Internet based companies. The Company owns electronic databases, mailing lists as well as offering electronic press release services and Internet marketing tools.

Internet Store Front and Web Pages

         iShopper Internet Services and Totalinet has a robust e-commerce platform and a multi-tiered menu of services that will compliment those offered by iShopper.

Internet Browser and Commerce Tool

         Uniq Studios has developed revolutionary browser and multi-media technology that could potentially revolutionize the look and feel of the e-commerce experience. The market for such technology is enormous and growing at a staggering pace.

PRODUCTS & SERVICES - FUTURE

Business-to-Business Hardware and Software Distribution

         iShopper.com is currently negotiating the purchase of a company that specializes in hardware and software sales via a business-to-business Internet model. The Company has established distribution channels and a proven track record amongst its vendor and customer base.

Internet Direct Sales

         iShopper.com is currently negotiating the purchase of a company that is selling Internet related services via its telesales networks. The Company currently employs in excess of 125 sales personnel. If the acquisition is consummated, iShopper.com will incorporate certain of its existing products and technologies into this sales and distribution channel.

RESEARCH & DEVELOPMENT

         iShopper.com understands that technological innovation is often a key to success in the Internet business market. Further, the pace of technological innovation in the Internet business market is incredibly rapid. It can be daunting for a single company to try to keep pace with technological change on all levels. This challenge is actually a market advantage for iShopper.com. Because iShopper.com is continually bringing in new companies into its portfolio, these companies are bringing new tools and quite often, cutting edge technology that can be shared with the other companies in the iShopper.com portfolio.

         However, because technology innovation is so central to success in the Internet business market, iShopper.com still expects its member companies to incur significant research and development expenses during the initial development phase of new products and services.

MARKETING AND SALES

         iShopper.com markets and sells the products of its portfolio companies through dedicated staff at the respective companies. iShopper.com believes that its portfolio companies should maintain close relationships with their customers, an interaction facilitated through dedicated sales and marketing staff.

         iShopper.com plans on utilizing its extensive contacts in the direct sales field to create privileged relationships with numerous marketing companies in the United States and abroad. The iShopper.com management believes that its ability to reach mass consumers and small businesses through powerful direct distribution channels, is a significant competitive advantage for its portfolio companies.

EMPLOYEES

         As of April 10, 2000, iShopper.com and its subsidiaries employed a total of 29 persons. We believe our relations with our employees are good. None of our employees are associated with unions.

ENVIRONMENTAL STANDARDS

         The Company is not involved in any project that would effect the environment.

ITEM 2.  PROPERTIES

         Our corporate facility is located at 8722 South 300 West, Suite 106, Sandy, Utah 84070. This facility is approximately 2,775 square feet, leased on a month to month basis for $2,750. We believe that this property is suitable for our immediate needs, however, as the Company grows there will be a need for a larger facility. ishopper, NowSeven, and Stinkyfeet are located and managed at the corporate facility.

         Uniq Studios, Inc. facility is located at 761 West 1200 North, Suite 100, Springville, Utah 84663. We believe that this property is suitable for our immediate needs. This facility is approximately 3,042 square feet, leased on a three-year basis, with the lease ending in February, 2003, for $2,569 per month for the first year, $2,620 for the second year, and $2,673 for the third year.

         Totalinet.net's facility is located at 2645 Financial Court, Suite D, San Diego, California 92117. We believe that this property is suitable for our immediate needs. This facility is approximately 3500 square feet, leased for $2,660 per month, ending August 31, 2001, plus approximately $300 per month for common use area. The Company will assume this lease in April, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Our common stock trades on the OTC Bulletin Board under the symbol [IHPR]. The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated, as reported by OTC. Prior to December 23, 1999, there was no known public trading in our common stock. Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    HIGH              LOW
               1999
               ----
          Fourth Quarter         $   1/8          $   1/8
          Third Quarter              N/A              N/A
          SecondQuarter              N/A              N/A
          First Quarter              N/A              N/A

               1998
               ----
          Fourth Quarter             N/A              N/A
          Third Quarter              N/A              N/A
          SecondQuarter              N/A              N/A
          First Quarter              N/A              N/A


Approximate Number of Equity Security holders

         On April 10, 2000, there were 204 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

         We do not presently pay dividends on our common stock. We intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.

ISSUANCE OF SECURITIES

     o During the 1st quarter of 1999, the Company issued 40,000,000 shares for services of a new officer and Director that started in January, 1999. The shares were issued at a value of $.001 per share or $40,000. We issued the shares to accredited investors only in reliance upon
          Section 4(2) of the 1933 Act.

     o On October 7, 1999, the Company issued 125,000 post-reverse shares for all of the outstanding shares of ECenter, Inc. which was merged into the Company as of that date. ECenter was the parent company of iShopper Internet Services, Inc. and Outbound Enterprises, Inc. We issued the shares to accredited investors only in reliance upon
          Section 4(2) of the 1933 Act.

     o On October 8, 1999, the Company effectuated a 1 for 1000 stock reverse, which resulted in outstanding stock of 89,377 shares after the reverse split, however, no certificate was reversed to less than 100 shares.

     o On November 1, 1999, the Company issued 1,000,000 shares for all of the assets of NowSeven.com, Inc. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

     o On November 1, 1999, the Company issued 1,000,000 shares for services as a signing bonus for Douglas S. Hackett becoming the President and Chief Executive Officer of the Company. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

     o On November 17, 1999, the Company issued 2,600,000 shares for exercise of options of post-reverse shares at $.01 per share. Total consideration paid was $26,000. The Board of Directors approved stock options of post-reverse shares to various individuals at $.01 per share before the acquisition of ECenter on October 1, 1999. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

     o In a private placement conducted in December, 1999, the Company issued 2,000,000 shares at $.75 per share. Total consideration received before December 31, 1999 was $1,102,500. The balance of the subscriptions receivable ($397,500) was received shortly after the first of the year. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

     o In a private placement conducted on December 3, 1999, the Company issued 1,000,000 shares at $1.75 per share. This is a subscription receivable as of December 31, 1999. The balance of the subscription receivable is anticipated to be received before May, 2000. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

     o On December 1, 1999, the Company issued to William E. Chipman, Sr. and Lance King 200,000 options each at a purchase price of $1.75 per share. We issued the options to accredited investors only in reliance upon Section 4(2) of the 1933 Act. None have been exercised.

     o On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 7,500 shares of stock and cash consideration for all of the issued and outstanding stock of Stinkyfeet.com, Inc.

     o During the first quarter, the Company issued 1,173,058 of common stock for partial conversion of a $60,000 note. All issuances of stock were for conversion of debt at $.017 per share per an agreement signed on or about December 31, 1997. The Company relied upon Section 4(2) of the 1933 Act and issued the shares to an accredited investor. The Company issued the following shares for the following debt/conversion consideration:

          -    300,000 shares for $5,100 on January 3, 2000.
          -    300,000 shares for $5,100 on March 6, 2000.
          -    273,058 shares for $4,642 on March 13, 2000.
          -    300,000 shares for $5,100 on March 14, 2000.

     o On April 4, 2000, the Company purchased Uniq Studios, Inc. for 1,500,000 shares of common stock of iShopper.com and 500,000 options at $7.60 per share.

     o On April 7, 2000, the Company purchased Totalinet.net, Inc. for 200,000 shares of common stock of iShopper.com.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 7 of this Report.

                                            Year                   Year
                                           Ended                  Ended
                                       Dec. 31, 1999          Dec. 31, 1998
                                      -----------------      -----------------
Revenue:                              $      3,924,869       $        414,740
                                      -----------------      -----------------
Expenses (including selling,
general and administrative)                  4,852,370                562,353
                                      -----------------      -----------------
Net earnings (loss)                   $      ( 927,501)      $      ( 147,613)
                                      =================      =================


RESULTS OF OPERATIONS

         Sales for the twelve months ended December 31, 1999 and 1998 were respectively, $3,924,869 and $414,740. The Company's principal source of revenue for 1999 and 1998 were sales from the web sites and merchant accounts sold of $3,678,442 and $414,740. The dramatic increase in sales is due to having sales activity for an entire year for 1999 compared to only 4 months for 1998. The remaining revenues for 1999 came from various sales from the other consolidated entities.

         Cost of sales for the twelve months ended December 31, 1999 and 1998 were, respectively, $276,600 or 7.1% of sales and $18,571 or 4.5% of sales. These costs were mainly the cost of materials used for direct sales and products which were resold. The gross profit of 1999 and 1998 was 92.9% and 95.5%, respectively.

         General & Administrative expenses for the twelve months ended December 31, 1999 and 1998 were, respectively, $3,912,542 or 99.7% of sales and $484,683 or 116.9% of sales. These costs were mainly the payroll and travel costs relating to the seminars. These seminars were given through the entire country from San Francisco to New York.

         Bad Debt expense for the twelve months ended December 31, 1999 and 1998 were, respectively, $653,702 or 16.7% of sales and $59,720 or 14.4% of sales. Included in this expense is $138,028 and $26,555, respectively, representing the allowance for doubtful account. The remaining balance is write-offs of account receivables, which were sales financed for a period of twelve months. Some of these clients have not continued with their payment plan. These receivables are turned over to a collection agency after 90 days of no payment and were written off at that time. If there is a collection on the receivable, then the sale will be recorded at that time.

         During 1999 the Company purchased iShopper and NowSeven, which included goodwill of $219,713 and $10,000, respectively. For the year ended December 31, 1999 the Company wrote off goodwill of $229,713 due to the determination that the assets had no value. There was no goodwill written off in 1998.

         For the year ended December 31, 1999, the Company recorded a tax benefit of $233,810. This is due to having a loss of $927,501. The Company has recorded a tax benefit of $472,120, with a valuation allowance of approximately 50%. There was no tax benefit or liability for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception (1998) and we have incurred net losses in each year.

         We had negative working capital of $155,008 at December 31, 1999 compared to $52,995 on December 31, 1998. We currently have subscription receivables in the amount of $2,150,500, which we expect to collect in the next twelve (12) months. These receivables should be sufficient to cover our operations and working capital requirements for the next twelve (12) months.

         The direction of the Company is going toward purchasing and acquiring several Internet based and technology businesses which will complement our current business activities. The Company currently has four letters of intent for the purchase of other subsidiaries which are in various stages of negotiations. We are currently in the process of issuing a private placement memorandum to raise approximately $10 million. This capital infusion will be used for the above noted purchases and any future working capital needs.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon the number of companies we acquire and if those acquisitions are cash or stock related. The Company is working to obtain additional funding from several sources, including private placement. This funding looks promising, however, there can be no assurance that additional funding will become available.

         Through  our  operating   subsidiaries,   we  are  developing   various
Internet-based services and we are executing an overall business plan that requires significant additional capital for among other uses:

         o    acquisitions,

         o    expansion into new domestic and international markets,

         o    additional management and personnel.

        Furthermore, our funding of working capital and current operating losses will require some additional capital investment.

INFLATION

        Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

OUTLOOK

         The iShopper.com strategy is to create shareholder value by developing a portfolio of Internet and technology company holdings that either 1) become a permanent, cash-flow positive fixture in the companies holdings, 2) achieve the next level of growth and are the target of a strategic acquisition by a third-party, or 3) pursue an initial public offering. While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that exceed expectations and some holdings that will not reach their full potential.

         iShopper.com  management  believes  that  there  is  tremendous  market opportunity for the Company' strategy. There is no question that an unprecedented amount of venture capital has recently gone into the marketplace, funding thousands of new Internet companies. In just the Silicon Valley alone, the first nine months of 1999 brought $7.7 billion of venture capital funding, nearly equaling the $8 billion for 1997 and 1998 combined.

         This venture capital funding is fueled by the dramatic growth and use of the Internet. International Data Corporation (IDC) estimates that the number of individuals accessing the Internet will grow from approximately 142 million at the end of 1998 to more than 502 million by the end of 2003. Consumer online spending is expected to experience similar dramatic growth. Forrester Research predicts that online sales in the United States will increase from 20 billion in 1999 to approximately 184 billion by 2004.

         The Internet has created new and more efficient ways to reach customers and is changing the competitive dynamics for doing business. Companies no longer have to be large international conglomerates to transact business worldwide. Small businesses, with relative small investments, can now operate in this global economy and compete directly with larger corporations using the Internet as a communications, customer service , selling and distribution tool. As a result, the onrush of Internet companies developing Internet related products and services with newer bells and whistles continue to escalate in unparalleled proportions.

         iShopper.com believes that many of these new Internet companies will find it difficult to achieve their growth goals on their own. They will be looking to reap the synergistic rewards of being a member company in an attractive portfolio of companies. For example, CMGI is often touted as the most successful example of the Internet holding company model. In a recent news article about CMGI portfolio company, NaviSite, it was reported that 58 percent of NaviSite's revenue comes from providing services to other CMGI units and to companies in which CMGI is an investor. As many young companies can see, the network of privileged relationships afforded to companies who are part of a larger portfolio can often make the difference between success and failure of the business venture.

         iShopper.com's corporate headquarters in Sandy, Utah provides the Company an excellent opportunity to pursue the purchase of many local companies in the Salt Lake City and Intermountain area. Utah is one of the ten fastest-growing states in the United States. A great deal of this growth is coming from the high-technology sector. Gateway, Inc. opened a Salt Lake City factory in the fall of 1998 and the Intel Corp. is building a research-and-development center in Riverton, Utah that will become a showpiece for the state's technology industry. The influx of technology companies in combination with the excellent universities and colleges in the Salt Lake City area make for a vibrant new technology business environment.

Factors That May Affect Future Results

We Have No Significant Operating History.

         As a development stage company commencing business in the newly emerging and rapidly changing Internet and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

We Incurred Operating Losses for the Current Year, but Plan on Profits for the Coming.

         At December 31, 1999, our accumulated deficit since inception was $1,075,114. For the twelve months ended December 31, 1999, we incurred net losses of $927,501. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our expense levels are approximately $100,000 per month and our gross profit is increasing, which is currently at approximately $85,000 per month . We expect to increase our revenues on a monthly basis through our current business structure. Also, through further acquisitions our revenue will exceed our expenses, thus we are planning for a profitable year.

We Have Significant Funding Needs.

         We require capital funds to continue in our growth plans and acquisitions. We already have several avenues which we are presently pursuing to obtain the needed funds for growth. These funds will be given to the Company in exchange for equity. We expect our current source of working capital to be from proceeds from our various private placement offerings. However, we can provide no assurance that the proceeds from the offerings will be sufficient to cover our cash requirements. If adequate funds are unavailable, we may delay, curtail, reduce the scope of or eliminate the expansion of our operations, acquisitions and/or our marketing and sales efforts which could have a material adverse effect on our financial condition and business operations.

As a Start-Up Company, Our Quarterly Operating Results May Fluctuate.

         Based on our business and industry and as a start-up company, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

     o our ability to attract new customers at a steady rate and maintain customer satisfaction,

     o    the demand for the products and services we intend to market,

     o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

     o the introduction of new or enhanced services by us or our competitors, and

     o economic conditions specific to the Internet, e-commerce or all or a portion of the technology market.

As an Internet Based Company, We are in an Intensely Competitive Industry.

         The Internet and e-commerce industries are highly competitive, and have few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

         We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     o    the timing and market acceptance of our business model,

     o    our competitors' ability to gain market control,

     o    the success of our marketing efforts,

     o    acquisitions of companies with new internet models or technology,

     o    refocusing companies to internet based models,

     o    using current relations to extend all business sales and marketing.


The Future Success of Our Business Depends on Our Ability to Acquire Profitable, Growing Companies.

         Our success depends in large part upon our ability to attract new business mergers and acquisitions. The inability to acquire high growth companies could have a material adverse impact on our results of operations. It is not difficult to locate new and growing companies, but there is no guarantee the companies we feel are high growth, Internet related will meet our expectations. However, we have an acquisition formula we feel is appropriate for our growth plans.

Our  Business  is  Dependent  on  the   Maintenance   of  the  Public   Internet
Infrastructure.

         Our success will depend, in large part, upon the maintenance of the public Internet infrastructure as a reliable network backbone with the necessary speed, data capacity, and security. To the extent that the Internet continues to experience increased numbers of users, frequency of use, or increased requirements of users, we can provide no assurance that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity.

We Are Dependent on the Continued Growth of Online Commerce.

         Our success is substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon, and we can provide no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services over the Internet are subject to a high level of uncertainty and there exist few proven services or business models.

We Must Develop, Produce and Establish New Products and Services That Keep Up With Rapid Technological Change.

         The market for Internet services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

     o develop and introduce new services that keep pace with technological developments and emerging industry standards; and

     o    address the increasingly sophisticated and varied needs of customers.

         Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.

Our Operations May be Significantly Impaired by Changes in or Developments under
Domestic   or   Foreign   Laws,    Regulations,    Licensing   Requirements   or
Telecommunications Standards.

         We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of such laws or regulations may decrease the growth of the Internet, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse affect on our business.

The Volatility of Our Securities Prices May Increase.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

     o    quarter to quarter variations in operating results,

     o    adverse news announcements,

     o    the introduction of new products and services, and

     o    market  conditions  in  the  Internet-based   professional   services,
          business, and business-to-business e-commerce.

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock.

         We currently have 900,000 outstanding options. The exercise of all of the outstanding options would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options will likely exercise the options when we probably could obtain any needed capital on terms more favorable than those provided by these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Our Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources.

         Because our business is in an early development stage, our ultimate success depends on our ability to manage growth. In the future, we may have to increase staff rapidly and integrate new personnel into our operations without affecting productivity. We will have to ensure that our administrative systems and procedures are adequate to handle such growth. It is unclear whether our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit our business plan. If our systems, procedures or controls are inadequate, our operations and financial condition may suffer.

ITEM 7.  FINANCIAL STATEMENTS

         The following  constitutes a list of Financial  Statements  included in
Part II of this Report beginning at page 16 of this Report:

     o    Report of Independent Accountants

     o    Consolidated  Balance  Sheets as of December 31, 1999 and December 31,
          1998.

     o Consolidated Statements of Operations for the years ended December 31, 1999 and December 31, 1998.

     o Consolidated Statements of Stockholders' Equity for the period from July 8, 1998 to December 31, 1999.

     o Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31, 1998.

     o    Notes to Consolidated Financial Statements.

                       iShopper.com, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of iShopper.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of iShopper.com, Inc. (a Nevada Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iShopper.com, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 28, 2000


                                        iShopper.com, Inc. and Subsidiaries
                                            Consolidated Balance Sheet

                                                      ASSETS

                                                                                           December 31,
                                                                                    1999                   1998
                                                                            ---------------------    ------------------
CURRENT ASSETS
    Cash                                                                      $         13,935         $      20,468
    Accounts receivable (Net of allowance for doubtful accounts of                     130,886                28,875
       $138,028 and $26,555, respectively)
    Employee Receivables                                                                   ---                   547
    Prepaid expenses                                                                    30,515                12,057
    Deferred Tax Benefit (Note 1)                                                      236,060                   ---
                                                                            ---------------------    ------------------
       Total Current Assets                                                            411,396                61,947
                                                                            ---------------------    ------------------
PROPERTY AND EQUIPMENT (Net) (Note 2)                                                  141,983                20,751
                                                                            ---------------------    ------------------
OTHER ASSETS
    Deposits                                                                           108,981                11,131
                                                                            ---------------------    ------------------

                                                                              $        662,360         $      93,829
                                                                            =====================    ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           December 31,
                                                                                    1999                   1998
                                                                            ---------------------    ------------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     $        304,653         $      89,942
    Accrued taxes (Note 1)                                                                 200                   ---
    Accrued interest                                                                    45,551                   ---
    Short term debt (Note 3)                                                           216,000                   ---
    Short term debt - related party (Note 9)                                               ---                25,000
                                                                            ---------------------    ------------------
       Total Current Liabilities                                                       566,404               114,942
                                                                            ---------------------    ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, 100,000,000 shares authorized, $.001 par value;                        7,814                    62
       7,814,377 and 62,114 shares issued and outstanding
    Capital in excess of par value                                                   3,313,756               126,438
    Retained (Deficit)                                                              (1,075,114)             (147,613)
    Subscriptions Receivable (Note 6)                                               (2,150,500)                  ---
                                                                            ---------------------    ------------------
       Total Stockholders' Equity (Deficit)                                             95,956               (21,113)
                                                                            ---------------------    ------------------
                                                                              $        662,360         $      93,829
                                                                            =====================    ==================

                    The accompanying notes are an integral part of these financial statements.

                                        iShopper.com, Inc. and Subsidiaries
                                       Consolidated Statements of Operations
                                                                              For the Year Ended
                                                                                 December 31,
                                                                          1999                1998
                                                                      -----------------    ---------------
REVENUES                                                                 $   3,924,869        $   414,740
                                                                      -----------------    ---------------
COST OF SALES                                                                  276,600             18,571
                                                                      -----------------    ---------------
GROSS PROFIT                                                                 3,648,269            396,169
                                                                      -----------------    ---------------
OPERATING EXPENSES
         General and Administrative                                          3,912,542            484,683
         Bad Debt Expense                                                      653,702             59,720
         Loss from write off Goodwill (Note 1)                                 229,713                  -
         Depreciation and Amortization                                          23,543              1,206
                                                                      -----------------    ---------------
TOTAL OPERATING EXPENSES                                                     4,819,500            545,609

NET OPERATING INCOME (LOSS)                                                 (1,171,231)          (149,440)
                                                                      -----------------    ---------------
OTHER INCOME (EXPENSE)
         Interest Income                                                        28,567              1,827
         Interest Expense                                                      (5,197)                  -
                                                                      -----------------    ---------------
TOTAL OTHER INCOME (EXPENSES)                                                   23,370              1,827
                                                                      -----------------    ---------------
NET (LOSS) BEFORE TAXES                                                     (1,147,861)          (147,613)
                                                                      -----------------    ---------------
INCOME TAX BENEFIT (EXPENSE) (Note 1)                                          233,810                  -
                                                                      -----------------    ---------------
NET LOSS BEFORE EXTRAORDINARY LOSS:                                           (914,051)          (147,613)
                                                                      -----------------    ---------------
EXTRAORDINARY ITEMS
         Loss on casualty (Net of Income Tax Benefit of $2,050)
         (Note 4)                                                              (13,450)                 -
                                                                      -----------------    ---------------
NET INCOME (LOSS)                                                        $    (927,501)      $   (147,613)
                                                                      =================    ===============
LOSS PER SHARE (Note 1)
         Basic
                  Net Income loss before extraordinary items              $       (.68)        $   (2,38)
                  Extraordinary items                                             (.01)                -
                                                                      -----------------    ---------------
(LOSS) PER SHARE                                                          $       (.69)        $   (2.38)
                                                                      =================    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                          1,349,234             62,114
                                                                      =================    ===============

                    The accompanying notes are an integral part of these financial statements.


                                        iShopper.com, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity (Deficit)
                               For the Period from July 8, 1998 to December 31, 1999


                                                                    Additional
                                          Common Stock                Paid-In           Retained         Subscriptions
                                     Shares           Amount          Capital          (Deficit)          Receivable
                                   ------------      ----------     ------------      -------------      -------------
Balance - July 8, 1998                       -          $    -          $     -           $      -           $      -

Shares issued to organizers for         62,114              62          126,438                  -                  -
cash

Net (loss) for the year ended
December 31, 1998                            -               -                -          (147,613)                  -
                                   ------------      ----------     ------------      -------------      -------------
Balance December 31, 1998               62,114              62          126,438          (147,613)                  -

Reorganization of Company -
Reverse acquisition of E-Center,
Inc. (Note 1)                           62,886              63          127,937                  -            (3,000)

Reorganization of Company -
Reverse acquisition of
iShopper.com, Inc. (Note 1)             89,377              89         (230,360)                 -                  -

Expenses paid by shareholder                 -               -            1,350                  -                  -

Shares issued for exercise of
stock options at $.01 per share      2,600,000           2,600           23,400                  -                  -
(Note 6)

Shares issued for purchase of
Now Seven, Inc. at $.01 per          1,000,000           1,000            9,000                  -                  -
share (Note 1)

Shares issued for services at
$.01 per share (Note 6)              1,000,000           1,000            9,000                  -                  -

Shares issued for cash at $.75
per share (Note 6)                   2,000,000           2,000        1,498,000                  -          (397,500)

Shares issued for cash at $1.75
per share (Note 6)                   1,000,000           1,000        1,749,000                  -        (1,750,000)

Net loss for the  year ended
December 31, 1999                            -               -                -          (927,501)                  -
                                   ------------      ----------     ------------      -------------      -------------
Balance - December 31, 1999          7,814,377         $ 7,814       $3,313,756       $(1,075,114)       $(2,150,500)
                                   ============      ==========     ============      =============      =============


                    The accompanying notes are an integral part of these financial statements.


                                        iShopper.com, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                   For the Year Ended
                                                                                       December 31,
                                                                                1999                   1998
                                                                        -----------------    --------------
Cash Flows from Operating Activities
Net (loss) Profit                                                          $    (927,501)     $   (147,613)
Less non-cash items:
         Amortization & depreciation expense                                      23,643             1,206
         Bad Debt Expense                                                        114,527            26,555
         Loss from writedown of goodwill                                         229,713                 -
         Expenses paid by stock                                                   10,000                 -
         Expenses paid by stockholder                                              1,350                 -
         (Increase) decrease in accounts receivable                             (203,965)          (55,977)
         (Increase) decrease in prepaid expenses                                 (17,911)          (12,057)
         Increase (decrease) in accounts payable and accrued expenses            183,382            89,942
         Increase (decrease) in accrued taxes or tax benefits                   (234,510)                -
                                                                        -----------------    --------------
                  Net cash Provided (Used) by Operating Activities              (823,372)          (97,944)
                                                                        -----------------    --------------
Cash Flows from Investing Activities
         Purchase of equipment                                                  (131,203)          (21,957)
         Cash paid for deposits                                                  (97,850)          (11,131)
         Cash deficiency of acquired subsidiary                                   (5,508)                -
         Purchase of goodwill                                                   (226,000)                -
                                                                        -----------------    --------------
                  Net Cash Provided (Used) by Investing Activities              (460,561)          (33,088)
                                                                        -----------------    --------------

Cash Flows from Financing Activities
         Cash from stock issuance                                              1,256,500           126,500
         Cash from debt financing (Net)                                           20,900            25,000
                                                                        -----------------    --------------
                  Net Cash Provided (Used) by Financing Activities             1,277,400           151,500
                                                                        -----------------    --------------
                  Increase (Decrease) in Cash                                     (6,533)           20,468
Cash and Cash Equivalents at Beginning of Period                                  20,468                 -
                                                                        -----------------    --------------
Cash and Cash Equivalents at End of Period                                  $     13,935       $    20,468
                                                                        =================    ==============
Supplemental Non-Cash Transactions

Cash paid for:
         Interest                                                          $       542          $       -
         Income taxes                                                      $      1,350         $       -
         Stock issued for services/acquisitions                            $     20,000         $       -

                    The accompanying notes are an integral part of these financial statements.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary Of Significant Accounting Policies

             a.   Organization

                     iShopper.com,  Inc. is a consolidated group of corporations with three companies as wholly owned subsidiaries, Outbound Enterprises, Inc., iShopper Internet Services, Inc., and NowSeven.com, Inc. The consolidated group is known as the Company.

                     iShopper.com,   Inc.   (iShopper.com)   formerly  known  as
             Sunwalker Development, Inc. was incorporated on March 28, 1985 in the State of Utah and subsequently changed to a Nevada Corporation on September 14, 1999. iShopper.com is in the business as a holding corporation for its wholly owned subsidiaries.

                     Outbound  Enterprises  Inc.  (Outbound) was incorporated on
             July 27, 1998 in the State of Utah and is in the business of marketing the services iShopper provides.

                     iShopper Internet Services, Inc (iShopper) was incorporated on August 5, 1996 in the State of Utah and is in the business of creating and maintaining internet web sites.

                     NowSeven.com,  Inc.  (NowSeven) was  incorporated on August
             26, 1999 in the State of Delaware and is in the business of internet and database marketing services. NowSeven was acquired on October 21, 1999. All of the stock of NowSeven was acquired in exchange for 1,000,000 shares of iShopper.com. The acquisition was accounted for as a purchase. NowSeven's business activity is shown since acquisition.

                     The shareholders of Outbound acquired control of ECenter in
             July, 1999 through a reverse merger acquisition of ECenter. The acquisition is accounted for similar to a "pooling of interest" method of accounting where the history of Outbound is shown from inception (1998). On October 7, 1999, the shareholders of ECenter then acquired control of Sunwalker Development, Inc., a Nevada corporation, by having 125,000 shares issued to the shareholders of ECenter for 100% of the outstanding shares of ECenter. ECenter was merged into Sunwalker, which later changed its name to iShopper.com, Inc. This acquisition `is accounted for as a recapitalization where the history of iShopper.com and its subsidiaries (Outbound and iShopper) are presented from inception or purchase (Outbound - July 7, 1998, ECenter - April 28, 1999, iShopper - June 30, 1999, and iShopper.com - October 7, 1999).

                     At  the  time  of  the   acquisition   of  Sunwalker   (now
             iShopper.com), there were 89,377 shares of Sunwalker stock outstanding. An additional 125,000 shares were issued to acquire 100% control of ECenter and its subsidiaries. This transaction is known as a recapitalization of ECenter. All equity stock activity of ECenter since its July 1998 inception is shown in terms of stock of iShopper.com. All equity funding of ECenter and its subsidiaries, Outbound and iShopper, is shown historically through 1998 and 1999 as if the 125,000 shares were issued through those years. A total of $126,500 of equity funding was received in 1998, which is represented by the 62,114 shares of the 125,000 share issuance (49.69%), and $128,000 of equity funding was received in 1999, which is represented by the 62,886 shares of the 125,000 share issuance (50.31%).

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary Of Significant Accounting Policies (Continued)

                     iShopper was acquired on July 1, 1999.  All of the stock of
             iShopper was acquired for a down payment of $76,000 and a note of $150,000 with payments of $30,000 per month. The acquisition of iShopper was accounted for as a purchase with net assets of iShopper being $(780) at purchase, resulting in goodwill value of $226,780. iShopper's business activity is shown since acquisition on July 1, 1999.

             b.   Recognition of Revenue

                     The Company's subsidiaries, Outbound, iShopper and NowSeven are in the business of creating, maintaining and marketing individual E-Commerce sites for custom businesses. The Company offers a range of services from individual design to complete maintenance and publicity of internet sites. Clients select what services they wish to purchase and pay either cash or arrange financing through a third party finance agency. When the Company uses financing through a third party, a discount and processing fees are charged and are netted against gross sales. The Company is also charged a reserve for possible bad debt accounts. (See Note
             7).

             c.   Earnings (Loss) Per Share

                     The  computation  of earnings  per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Options on shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive (400,000 shares).

             d.   Cash and Cash Equivalents

                     The Company  considers all highly liquid  investments  with original maturities of three months or less to be cash equivalents.

             e.   Provision for Income Taxes

                     The  Company  adopted  Statement  of  Financial  Accounting
             Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1999 and has applied the provisions of the statement on a retroactive basis to all the previous years which resulted in no significant adjustment.

                     Statement  of  Financial   Accounting   Standards  No.  109
             "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

             e.   Provision for Income Taxes (continued)

                     Deferred income taxes result from temporary  differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                     The Company has cumulative net operating loss carryforwards of approximately $1,150,000 at December 31, 1999. The Company has recognized a tax benefit equal to estimated future use of the net operating losses that will offset the future net taxable income. The potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by an estimated 50% valuation reserve as follows:

                     Estimated  Deferred tax asset and the valuation  account is as follows:

                                                              December 31,
                                                                  1999
                                                            -----------------
                     Deferred tax asset:
                              NOL Carryforward              $        472,120
                              Valuation allowance                   (236,060)
                                                            -----------------
                                                            $        236,060
                                                            =================

                     The net  operating  losses  begin to  expire  in 2019.  The
             Company has offset the current tax benefit by minimum state income tax expense of $200 in the current year. The Company did not recognize any tax expense in 1998 since the Company (Outbound only) was an S Corporation and such earnings/losses of the Company were passed through proportionately to the individual shareholders of the Company during 1998.

             f.      Goodwill

                     Goodwill is a result of the  purchase of iShopper  Internet
             Services, Inc. and is being amortized on the straight line basis over a five year period. Amortization expense charged to operations up to August 31, 1999 was $7,067. The balance of the goodwill was written off at August 31, 1999. The NowSeven purchase was also written off as a write of goodwill of $10,000, resulting in a loss of writedown of goodwill of $229,713.

             g.      Principles of Consolidation

                     These financial statements include iShopper.com,  Inc., and its wholly owned subsidiaries, Outbound, iShopper and NowSeven since inception (Outbound) or acquisition (iShopper.com, iShopper and NowSeven). All intercompany transactions and balances have been eliminated in the consolidation.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary Of Significant Accounting Policies (Continued)

             h.      Use of Estimates in the Preparation of Financial Statements

                     The preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 2 - Property and Equipment

                      The Company  capitalizes  purchases  of long lived  assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

                      Capitalized  assets  are  depreciated  over the  estimated useful lives of the assets (five to seven years for furniture and fixtures, three to five years for computer equipment) on the straight line basis.

                     Property  and  equipment   consists  of  the  following  at
             December 31, 1999 and 1998:

                                                            December 31,
                                                      1999                  1998
                                                 ---------------  --------------
              Furniture and Fixtures             $      141,379   $       3,410
              Computer Equipment                         49,884          18,547
                                                 ---------------  --------------
                                                        191,263          21,957
              Less:  Accumulated Depreciation           (49,280)         (1,206)
                                                 ---------------  --------------
              Total Property and Equipment       $      141,983   $      20,751
                                                 ===============  ==============

                     At the time of  acquisition,  June 30,  1999,  iShopper had property and equipment as follows:

                       Furniture & Fixtures                 $         38,103
                       Accumulated Depreciation                      (33,008)
                                                            -----------------
                       Net Assets                           $          5,095
                                                            =================

                     Depreciation expense for the period ended December 31, 1999 and 1998 is $16,476 and $1,206, respectively.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 3 - Notes Payable

         The Company has several short term notes payable as follows:

             - In July 1999, the Company purchased iShopper Internet Services, Inc. for $226,000. The Company paid $76,000 cash and agreed to pay the remaining $150,000 in monthly installments of $30,000 beginning September 1999. The balance is non-interest bearing. The final $30,000 was paid in January, 2000.

             - The board of directors of the Company has authorized the accrual of directors fees to one of the former officers and directors for services rendered for 1995 to 1997 at $20,000 per year totaling $60,000. In 1998, the Company negotiated the debt into a convertible debenture with a 5% interest rate. Interest of $3,000 was accrued on the debt in 1999 and 1998.

             - On March 10, 1993 the United States Department of Interior, Bureau of Land Management (BLM) filed a complaint in district court naming the Company (Sunwalker, now iShopper.com), its directors and other related individuals, contending that the unpatented claims held by the Company were invalid. Also, the BLM alleged that the Company was removing landscaping material in excess of contracted tonnage. In addition, allegations were made that the natural beauty of the desert land surrounding the Morristown quarry was being damaged.

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

                     In a compromise  settlement reached with the BLM on October
             19, 1994, the BLM acknowledged that the Company retains the right to apply for a patent for the lands included in its unpatented mining claims. On November 19, 1994 the Company negotiated two promissory notes payable to the BLM in the amounts of $81,000 and $45,000 plus interest at the legal rate (6.06%) for federal judgements on the day of execution for a term of three years. No payments were made on the notes since 1994, during which time interest continued to accrue. As of the audit date, the Company has ongoing negotiations with the BLM, but no settlement has been reached. Interest accrued on the two notes was $39,702 as of December 31, 1999 and $32,067 as of December 31, 1998. Interest expense for 1999 and 1998 was $7,635. (Interest per statement of operations since acquisition, October 7, 1999 was $1,909).

                      Summary of Short Term Debt:

                      iShopper Note                   $  30,000
                      Director Fees                      60,000
                      BLM Note                          126,000
                                                      $ 216,000
                                                      =========
                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 4 - Extraordinary Loss

                     During 1999,  the Company  advanced funds for renovation on the anticipated acquisition of a building in Salt Lake City. During the construction phase, a tornado destroyed the building and was written off as a complete loss. The loss is presented as an extraordinary loss in the statement of operations.

NOTE 5 - Factored Accounts Receivable

                     During  1999,  the  Company  used  two  different  accounts receivable factoring and servicing companies to assist in the financing and collection of its accounts receivable. During 1999, the Company sold $763,364 of its accounts receivable to a third party, which charged the Company a discount of $62,851 and established a reserve account for potential future uncollectibles. The balance of the reserve account at December 31, 1999 was $106,331. The other company was used as a servicing agency to bill and collect the Company's own accounts receivable and charged the Company $8,863 in service fees.

NOTE 6 - Common Stock Transactions

                     All stock  transactions  conducted  during  the  period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value of the stock as best determined by the board of directors at the time the share issuances were authorized.

                      Common stock transactions during 1999 are as follows:

                      In 1999, the  stockholders  approved a 1 for 1,000 reverse split of its common stock. All financial statements have been restated to reflect the reverse split.

             - 125,000 shares issued for all of the outstanding shares of ECenter, Inc. which was merged into the Company as of October 7, 1999. ECenter was the parent company of iShopper Internet Services, Inc. and Outbound Enterprises, Inc.

             - 2,600,000 shares issued for exercise of options at $.01 per share. Total consideration paid was $26,000. The board of directors approved stock options to various individuals at $.01 per share before the acquisition of ECenter on October 1, 1999. The options were exercised during November and December.

             - 1,000,000 shares issued for all of the outstanding stock of NowSeven.com, Inc. ($.01).

             - 1,000,000 shares issued for services as a signing bonus for Douglas S. Hackett becoming the president of the Company.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 6 - Common Stock Transactions (Continued)

             - 2,000,000 shares issued for a private placement at $.75 per share. Total consideration received before December 31, 1999 was $1,102,500. The balance of the subscriptions receivable ($397,500) was received shortly after the first of the year.

             -1,000,000 shares issued for a private placement at $1.75 per share. This is a subscription receivable as of December 31, 1999 ($1,750,000).

NOTE 7 - Options for Purchase of Common Stock

                     Stock Option Plans - The Company has granted options to two directors to acquire common stock at a purchase price equal to the fair market value on the date of grant and are exercisable beyond any employment. Options generally expire five years from date of grant. A summary of activity follows:

              Options:                                        1999                                1998
                                                 -------------------------------      -----------------------------
                                                                     Weighted                           Weighted
                                                 Number of           Average          Number of         Average
                                                   Shares            Exercise           Shares          Exercise
                                                                      Price                              Price
                                                 -----------       -------------      -----------     -------------
              Outstanding at beginning of
              year                                        -        $          -                -      $          -
              Granted                               400,000                1.75                -                 -
              Exercised                                   -                   -                -                 -
              Canceled                                    -                   -                -                 -
                                                 -----------       -------------      -----------     -------------
              Outstanding at end of year            400,000        $       1.75                -      $          -
                                                 ===========       =============      ===========     =============

              Exercisable at end of year            400,000        $       1.75                -      $          -
                                                 ===========       =============      ===========     =============

                      As  permitted  by SFAS #123  "Accounting  for  Stock-Based
              Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

                      For purposes of pro forma disclosures,  the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with SFAS #123, the Company's net earnings and earnings per share are estimated as follows:

                                                    1999                 1998
                                               --------------      -------------
              Net earnings
                       As reported             $    (927,501)      $   (147,613)
                       Pro forma               $    (927,501)      $   (147,613)
                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 7 - Options for Purchase of Common Stock (Continued)


              Net earnings per share (basic and diluted)
                       As reported              $      (.69)    $     (2.38)
                       Pro forma                $      (.69)    $     (2.38)
                                               =============    ============

                      The fair value of each option  grant was  estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     1999             1998
                                                -------------   -------------
              Risk-free interest rate                   7.0%             N/A
              Dividend yield                              0%             N/A
              Volatility                                100%             N/A
              Average expected term (years)                5             N/A
                                                =============   =============

                      Employee stock options  outstanding and exercisable  under these plans as of December 31, 1999 were:

                                                   Outstanding                                  Exercisable
                                  -----------------------------------------------       -----------------------------
                                                                      Weighted
                                                    Weighted           Average                           Weighted
                                                    Average           remaining                           Average
                Exercise                            Exercise         Contractual                         Exercise
                 Price             Options           Price          Life (years)         Options           Price
              -------------       -----------     -------------    ----------------     -----------    --------------
              $       2.00           400,000      $       1.75          5.0                400,000     $        1.75
              -------------       -----------     -------------    ----------------     -----------    --------------
                                     400,000                                               400,000
                                  ===========                                           ===========

NOTE 8- Going Concern

                     The  accompanying  financial  statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to fund its subsidiaries' activities, according to the business plan, and emerge profitable sometime in the future.

NOTE 9 - Notes Payable - Related Party

                     In 1998,  an officer and  director  of Outbound  loaned the
             Company $25,000. The loan was repaid in 1999. The loan was non interest bearing and unsecured.

                       iShopper.com, Inc. and Subsidiaries
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 10 - Subsequent Events

                     Subsequent   to  year  end,   the  Company   acquired   two
             subsidiaries and issued stock for conversion of debt as follows:


             - Stinkyfeet.com, Inc. was acquired on January 31, 2000 for 7,500 shares of common stock of iShopper.com and cash of $40,000.

             - Uniq Studios, Inc. was acquired on April 4, 2000 for 1,500,000 shares of common stock and 500,000 options (exercisable at $7.60) for iShopper.com common shares.

             - Totalinet.net, Inc. was acquired on April 7, 2000 for 200,000 shares of common stock.

             - During the first quarter of 2000, the Company issued 1,173,058 of common stock for partial conversion of the $60,000 note payable to a former officer/director (Note 3). All issuances of stock were for conversion of debt at $.017 per share. The Company issued the following shares for the following debt/conversion consideration:

             -    300,000 shares for $5,100 on January 3, 2000.

             -    300,000 shares for $5,100 on March 6, 2000.

             -    273,058 shares for $4,642 on March 13, 2000.

             -    300,000 shares for $5,100 on March 14, 2000.

                      All  accrued  interest  on the  $60,000  note  payable was waived by the holder of the note ($6,000) in January, 2000.

                      The Company  currently  has four letters of intent for the purchase of other subsidiaries which are in various stages of negotiations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The following sets forth certain information regarding our executive officers as of April 10, 2000:

          Name                  Age                     Position
--------------------------   -------    ----------------------------------------
  Douglas S. Hackett            36      Chief Executive Officer, President
                                        and Director

William E.Chipman, Sr.          54      Chief Financial Officer and Director

      Tom Maher                 50      Chief Operating Officer and Secretary

      Adam Maher                26      Executive Vice President and Director
--------------------------

         Douglas S. Hackett, CEO: Mr. Hackett is the President, Chief Executive Officer and Director of iShopper.com. Prior to working with iShopper.com, Mr. Hackett was the Vice President of Fortune Financial Systems, Inc. During his tenure at Fortune he also guided the marketing efforts to build one of the largest and most successful online malls. Mr. Hackett has also worked in electronic and broadcast media as a creator of several nationally syndicated programs, including "Baseball Sunday with Joe Garagiola," "Football Sunday" and "NBA Basketball Sunday." He has served as president and general manager of KGU and KTSS in Honolulu and WTIX in New Orleans.

         William E. Chipman, Sr., Chief Financial Officer: Mr. Chipman is currently Chief Financial Officer and Director of iShopper.com. Prior to working with iShopper.com, Mr. Chipman served as Chief Financial Officer and Director of Mergers and Acquisitions for World Wireless Communications, Inc. Mr. Chipman also served as Chief Financial Officer and Director for Digital Radio Communications, Inc. and MHB Technology, Inc. Mr. Chipman has an extensive accounting and mergers and acquisition background.

         Tom Maher, Chief Operation Officer: Mr. Maher is Chief Operating Officer for iShopper.com. Prior to working with iShopper.com, Mr. Maher held executive management positions with JC Penney, May Company and Levi Strauss & Company. In these capacities, Mr. Maher worked extensively in the area of business development, operations and marketing.

[OTHER KEY EMPLOYEES]

         Adam Maher, Executive Vice President: Adam is Executive Vice President and Director for iShopper.com. Prior to working with iShopper.com, Adam was president of Outbound Enterprises, Inc. where he was responsible for all day-to-day operations of this direct sales company. Mr. Maher was responsible for growing the Company from zero to over 4 million in sales. Prior to his tenure with Outbound, Mr. Maher was President of iNetmall, where he developed and implemented sales presentations for the Company.

[CHAIRMAN OF THE BOARD]

         George Denney, Chairman: Mr. Denney is founder and Chairman Emeritus of Cole-Haan, a company of international footwear and accessories. In addition to his duties at Cole-Haan, Mr. Denney sits on the board of a number of companies and associations, such as Hathaway, Inc., Footwear Industries of America.

[ADVISORS TO THE BOARD]

         Doug Cole: Mr. Cole brings a wealth of sales, marketing and deal-making experience to his role as an advisor to iShopper.com. Over the course of his career, Mr. Cole has been involved in over 30 major acquisitions and mergers, run three public companies and raised over $40 million for ten start-up companies.

         Doug Glen: Mr. Glen is General Partner in ProVen Private Equity, a venture capital fund focused on investing in companies with attractive trademark or copyright portfolios. Formerly, Mr. Glen was Chief Strategy Officer at
Mattel, Inc. Mr. Glen has held a variety of senior positions in marketing, advertising, and strategy at Sega of America, Lucas Arts Entertainment, and advertising firm D'Arcy Masius Benton & Bowles.

         Mary Ann Norris: Ms. Norris is an Associate Partner in ProVen Private Equity. Previously, Ms. Norris was Director of Strategic Planning at Mattel, Inc., where she managed the launch of the Intel brand into the toy market. Ms. Norris brings a wealth of experience in consumer electronics, Internet strategy, video games, and new technology from her work with Sony Electronic Publishing, The Voyager Company and her graduate studies in the Media Lab at the Massachusetts Institute of Technology.

         Other information required by this item is set forth under the captions "Election of Directors, Directors and Executive Officers; Compliance with
Section 16(a) of Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference. All of the current executive officers and directors of the Company were delinquent in filing their Initial Statements of Beneficial Ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

         The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  required  is set forth  under the  caption  "Security
Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

     2.1 Agreement and Plan of Merger dated October 7, 1999, by and between Sunwalker Development, Inc. and ECenter, Inc.
     2.2 Agreement and Plan of Merger dated January 31, 2000, by and among iShopper.com, Inc. and StinkyFeet.com, Inc.
     2.3 Stock Exchange Agreement by and among Uniq Studios, Inc., Clayton F. Kearl, Troy Kearl, Devin O. Kearl, and Dusty Kearl
     2.4 Stock Exchange Agreement by and among Totalinet.net, Inc., Richard J. Scavia and iShopper.com, Inc.
     3.1* Certificate of Incorporation for iShopper.com,  as amended. filed with the Form 10-Q dated September 30, 1999
     3.2* Amended and Restated Bylaws of iShopper.com,  filed with the Form 10-Q dated September 30, 1999.
     10.1 Business Purchase and Stock Acquisition Agreement dated November 1, 1999, by and among Nowseven.com, Inc., Douglas S. Hackett and Robin R. Hackett, TBE, and iShopper.com, Inc.
     10.2 Employment Agreement dated November 22, 1999, between Douglas S. Hackett and iShopper.com, Inc.
     10.3 Memo of Understanding dated December 1, 1999, between iShopper, Inc. and William E. Chipman, Sr.
     10.4 Memo of Understanding dated December 1, 1999, between iShopper, Inc. and Lance King.
     21.1 Subsidiaries of iShopper.com.
     24.1 Powers of Attorney for Messrs. Denney, Hackett, Chipman, and Maher.
     27   Financial Data Schedule.



* Previously filed and incorporated herein by reference.



         (b).     Reports on Form 8-K:  None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           iSHOPPER.COM

April 12, 2000                             By:     /s/
---------------                            ------------------------------------
                                           DOUGLAS S. HACKETT, PRESIDENT, CHIEF
                                           EXECUTIVE OFFICER, AND DIRECTOR

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/                                                        April 12, 2000
------------------------------      President, Chief Executive    --------------
DOUGLAS S. HACKETT                  Officer, and Director

       /s/                                                        April 12, 2000
------------------------------      Chief Financial Officer and   --------------
WILLIAM E. CHIPMAN, SR.             Director

       /s/                                                        April 12, 2000
------------------------------      Chairman of the Board         --------------
GEORGE DENNEY

       /s/                                                        April 13, 2000
------------------------------      Executive Vice President      --------------
ADAM MAHER                          and Director

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Merger dated October 7, 1999, by and between Sunwalker Development, Inc. and ECenter, Inc.
     2.2 Agreement and Plan of Merger dated January 31, 2000, by and among iShopper.com, Inc. and StinkyFeet.com, Inc.
     2.3 Stock Exchange Agreement by and among Uniq Studios, Inc., Clayton F. Kearl, Troy Kearl, Devin O. Kearl, and Dusty Kearl
     2.4 Stock Exchange Agreement by and among Totalinet.net, Inc., Richard J. Scavia and iShopper.com, Inc.
     3.1* Certificate of Incorporation for iShopper.com,  as amended. filed with the Form 10-Q dated September 30, 1999
     3.2* Amended and Restated Bylaws of iShopper.com,  filed with the Form 10-Q dated September 30, 1999.
     10.1 Business Purchase and Stock Acquisition Agreement dated November 1, 1999, by and among Nowseven.com, Inc., Douglas S. Hackett and Robin R. Hackett, TBE, and iShopper.com, Inc.
     10.2 Employment Agreement dated November 22, 1999, between Douglas S. Hackett and iShopper.com, Inc.
     10.3 Memo of Understanding dated December 1, 1999, between iShopper, Inc. and William E. Chipman, Sr.
     10.4 Memo of Understanding dated December 1, 1999, between iShopper, Inc. and Lance King.
     21.1 Subsidiaries of iShopper.com.
     24.1 Powers of Attorney for Messrs. Denney, Hackett, Chipman, and Maher.
     27   Financial Data Schedule.

* Previously filed and incorporated herein by reference.