Form 10QSB
period 2000-03-31
ISHOPPER COM INC
filed 2000-05-16
CIK 789879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                   Commission File Number: 033-03275-D


                           iSHOPPER.COM, INC.
                           ------------------
(Exact name of small business issuer as specified in its charter)


               Nevada                                 87-0431533
    (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)


                        8722 South 300 West, Suite 106
                              Sandy, UT  84070
                     (Address of principal executive offices)

                                (801)984-9300
                         (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceeding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X       No



There were 10,734,935 shares of common stock, $0.001 par value, outstanding as of May 15, 2000.

                              iSHOPPER.COM, INC.
                                 FORM 10-QSB


                         QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS


                                                                    Page
                         PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

  Condensed Consolidated Balance Sheets  (Unaudited) -
     March 31, 2000 and December 31, 1999  . . . . . . . . . . .      3

  Condensed Consolidated Statements of Operations (Unaudited)
    for the Three Months Ended March 31, 2000 and 1999 . . . . .      4

  Condensed Consolidated Statement of Stockholders' Equity (Deficit)
    for the Three Months Ended March 31, 2000  . . . . . . . . .      5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Three Months Ended March 31, 2000 and 1999 . . . . . . . . .      6

  Notes to the Condensed Consolidated Financial Statements
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .      7

Item 2. Managment's Discussion and Analysis of Financial
  Condition and Results of Operations  . . . . . . . . . . . . . . . 11


Notes to the Condensed Consolidated


                         PART II - OTHER INFORMATION

Item 6.   Exhibits of Reports on Form 8-K  . . . . . . . . . . . .    12

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                           iSHOPPER.COM, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)



                                ASSETS
                                                       March 31,  December 31,
                                                          2000         1999
                                                       ----------   -----------
Current Assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . $  242,883   $    13,935
     Trade accounts receivable (net of allowance for
      doubtful Accounts of $138,028 and $138,028,
      respectively). . . . . . . . . . . . . . . . . .     77,953       130,886
     Prepaid expenses  . . . . . . . . . . . . . . . .          -        30,515
     Deferred income tax benefit . . . . . . . . . . .          -       236,060
     Merchant reserve account  . . . . . . . . . . . .    105,607       108,981

          Total Current Assets . . . . . . . . . . . .    426,443       520,377
                                                       ----------   -----------
Property and Equipment, Net  . . . . . . . . . . . . .    138,518       141,983
                                                       ----------   -----------
Other Assets
     Deposit on purchase of business . . . . . . . . .     33,650             -
     Goodwill (net of accumulated amortization of
      $3,700)  . . . . . . . . . . . . . . . . . . . .     62,900             -
                                                       ----------   -----------

        Total Other Assets . . . . . . . . . . . . . .    96,550              -
                                                       ---------    -----------

Total Assets . . . . . . . . . . . . . . . . . . . . .$  661,511   $    662,360
                                                      ==========   ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Trade accounts payable . . . . . . . . . . . .  $  476,528  $     193,633
     Accrued liabilities. . . . . . . . . . . . . .     184,132        156,762
     Notes payable. . . . . . . . . . . . . . . . .     337,558        216,000
     Notes payable to a related party . . . . . . .      31,000              -
                                                      ----------   ------------
        Total Current Liabilities . . . . . . . . .   1,029,218        566,395
                                                      ----------   ------------

Stockholders' Equity (Deficit)
     Common stock - $0.001 par value; 100,000,000
     share authorized; 9,034,935 and 7,854,377 shares
     issued and outstanding, respectively  . . . . .       9,035         7,854
     Additional paid-in capital  . . . . . . . . . .   3,366,486     3,314,125
     Receivable from shareholders  . . . . . . . . .  (1,783,000)   (2,150,900)
     Accumulated Deficit . . . . . . . . . . . . . .  (1,960,228)   (1,075,114)
                                                     -----------   -----------

     Total Stockholders' Equity (Deficit). . . . . .   (367,707)         95,965
                                                     ----------     -----------

     Total Liabilities and Stockholders' Equity
       (Deficit) . . . . . . . . . . . . . . . . . . $  661,511     $   662,360
                                                     ==========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          iSHOPPER.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



Revenues . . . . . . . . . . . . . . . . . . .    $1,125,204     $1,163,423

Cost of Sales. . . . . . . . . . . . . . . . .       365,472        108,788
                                                  ----------     ----------

Gross Profit . . . . . . . . . . . . . . . . .       759,732      1,054,635
                                                  ----------     ----------
Operating Expenses
     General and administrative  . . . . . . .     1,241,609        942,027
     Bad debt  . . . . . . . . . . . . . . . .       149,097        161,042
     Depreciation and amortization . . . . . .        14,250          1,426
                                                  ----------     ----------

          Total Operating Expenses . . . . . .     1,404,956      1,104,495
                                                  ----------     ----------

Loss from Operations . . . . . . . . . . . . .      (645,224)       (49,860)
                                                  ----------     ----------

Other Income (Expense)
     Interest income . . . . . . . . . . . . .        12,546          2,914
     Interest expense  . . . . . . . . . . . .       (16,376)          (313)
                                                  ----------     ----------

          Total Other Income (Expenses). . . .        (3,830)         2,601
                                                  ----------     ----------

Loss Before Income Taxes . . . . . . . . . . .      (649,054)       (47,259)

Income Tax Expense . . . . . . . . . . . . . .      (236,060)             -
                                                  ----------     ----------

Net Loss . . . . . . . . . . . . . . . . . . .    $ (885,114)    $  (47,259)
                                                  ==========     ===========

Basic and Diluted Loss Per Share . . . . . . .    $    (0.11)    $     (0.76)
                                                  ==========     ===========

Weighted Average Number of Common Shares Used in
  Per Share Calculation. . . . . . . . . . . .     8,285,861          62,114
                                                  ==========     ===========

The accompanying notes are an integral part of these condensed consolidted financial statements.

                         iSHOPPER.COM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (UNAUDITED)



                                                                                                                     Total
                                                     Common Stock        Additional    Receivable                 Stockholders'
                                                 ---------------------    Paid-in         From       Accumulated     Equity
                                                   Shares       Amount    Capital     Shareholders     Deficit       Deficit
                                                 --------    ---------    --------    ------------   -----------   ------------

Balance - December 31, 1999. . . . . . . . .     7,854,377   $    7,854   $3,314,125  $(2,150,900)   $(1,075,114)  $  95,965

Conversion of notes payable. . . . . . . . .     1,173,058        1,173       18,769            -              -      19,942

Acquisition of StinkyFeet.com. . . . . . . .         7,500            8       33,592            -              -      33,600

Collection of receivable from shareholders .             -            -            -      367,900              -     367,900

Net loss for the period. . . . . . . . . . .             -            -            -            -       (885,114)   (885,114)
                                                  --------   ----------   ----------- -----------    -----------   ---------

Balance - March 31, 2000 . . . . . . . . . .     9,034,935   $    9,035   $ 3,366,486 $(1,783,000)   $(1,960,228)  $(367,707)
                                                 =========   ==========   =========== ===========    ===========   =========


The accompanying notes are an integral part of these condensed financial staements.

                           iSHOPPER.COM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31,
                                                         ------------------
                                                           2000        1999
                                                         ---------   --------
Cash Flows From Operating Activities
Net loss . . . . . . . . . . . . . . . . . . . . . .    $(885,114)  $(47,259)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation  . . . . . . . . . . . . . . . . .       10,550      1,426
     Amortization of goodwill  . . . . . . . . . . .        3,700          -
     Expenses paid with note payable . . . . . . . .       30,500          -
     Deferred income taxes . . . . . . . . . . . . .      236,060          -
     Changes in operating assets and liabilities:
        Trade accounts receivable  . . . . . . . . .       52,933     91,110
        Trade accounts payable and accrued
          liabilities  . . . . . . . . . . . . . . .      310,265     68,408
        Other  . . . . . . . . . . . . . . . . . . .       33,804    (86,455)
                                                        ---------   --------

     Net Cash Used in Operating Activities . . . . .    (207,302)   (27,230)
                                                        ---------   --------
Cash Flows From Investing Activities
     Payments to purchase businesses . . . . . . . .     (41,000)          -
     Cash paid for (decrease in) deposits  . . . . .      (2,650)      6,281
     Payments for equipment. . . . . . . . . . . . .           -     (11,627)
                                                        --------    --------

     Net Cash Used in Investing Activities . . . . .     (43,650)     (5,346)
                                                        --------    --------
Cash Flows From Financing Activities
     Proceeds from borrowings  . . . . . . . . . . .     121,000           -
     Proceeds from borrowings from related party . .      31,000           -
     Principal payments on notes payable . . . . . .     (40,000)          -
     Principal payments on note payable to related
        party  . . . . . . . . . . . . . . . . . . .           -     (25,000)
     Collection of receivable from shareholders  . .     367,900           -
                                                        --------    --------

     Net Cash Provided by (Used in) Financing
       Activities. . . . . . . . . . . . . . . . . .     479,900     (25,000)
                                                        --------    --------

Net Increase in Cash . . . . . . . . . . . . . . . .     228,948      (3,116)

Cash at Beginning of Period  . . . . . . . . . . . .     13,935      20,468
                                                        --------    --------
Cash at End of Period  . . . . . . . . . . . . . . .    $242,883    $ 17,352
                                                        ========    ========
Supplemental Cash Flow Information:
      Cash paid for interest . . . . . . . . . . . .    $ 13,994    $    313
      Cash paid for income taxes . . . . . . . . . .           -           -


Noncash Investing and Financing Activities:
StinkyFeet.com, Inc. was acquired during the three months ended March 31, 2000 by the payment of $10,000, by incurring liabilities of $30,000 and by issuing 7,500 shares of common stock valued at $33,600.

Notes payable in the amount of $19,942 were converted into 1,173,058 shares of common stock during the three months ended March 31, 2000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      iSHOPPER.COM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
       NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Condensed Financial Statements -- The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

       Business Condition -- The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities for all periods since inception in 1998 and during the three months ended March 31, 2000, and the Company has a capital deficiency of $(367,707) at March 31, 2000, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $10,000,000 from the issuance of common stock and the collection of receivables from shareholders of $1,783,000. There is no assurance that additional financing will be realized.

       NOTE 2 -- ACQUISITIONS

       The Company has issued restricted common stock in the following acquisitions. The Company's common stock began trading over the OTC Bulletin Board market in December 1999. Trading has consisted of approximately 12,000 shares per month. Accordingly, management of the Company does not believe the prices at which the common stock was sold over the thinly-traded OTC Bulletin Board represent the fair value of the common stock. The Company is in the process of offering up to 2,000,000 restricted shares of its common stock in a private placement offering at $4.48 per share after offering costs. The offering price has been established by an independent brokerage firm and the private placement offering is intended to be issued to several investors. Accordingly, management believes the fair value of the restricted common shares is most clearly determined by the price of the private placement offering. That price, $4.48 per common share, has been used to value the common shares issued in the following acquisitions.

       StinkyFeet.com, Inc.
       On January 31, 2000, the Company completed the acquisition of StinkyFeet.com, Inc. The acquisition was accomplished by the Company issuing 7,500 shares of common stock and agreeing to pay $40,000 at the rate of $10,000 per month over four months. The common shares issued were valued at fair value of $33,600, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price allocated to goodwill, which is being amortized over three years by the straight-line method, as follows:

               Office equipment  . . . . . . .  $  5,500
               Software for internal use . . .     1,500
               Goodwill  . . . . . . . . . . .    66,600
                                                --------
               Total . . . . . . . . . . . . .  $ 73,600
                                                ========

       TrafficX.com and enSurge.com
       On March 31, 2000, the Company acquired the TrafficX.com and enSurge.com Web domain names, proprietary computer code, software and related products associated with those names by the payment of $5,500 and an obligation to pay $25,000 in equal monthly payments of $5,000 each from May 1, through September 1, 2000. The domain names and software is an Internet banner network service which is provided either at no charge to customers or bundled with other software sold. Accordingly, the cost of the acquired domain names and software were accounted for as marketing costs and were charged to general and administrative expense when incurred.

       Uniq Studios, Inc.
       On April 4, 2000, the Company entered into a Stock Exchange Agreement with Uniq Studios, Inc. ("Uniq") whereby the Company agreed to acquire all of the outstanding capital shares of Uniq in exchange for 1,500,000 restricted shares of the Company's common stock. In addition, the Company granted options to the four shareholders of Uniq, who are also key employees of Uniq, to purchase 500,000 additional restricted shares of the Company's common stock at a price equal to 80% of the market bid price for the Company's common stock on April 14, 2000, the closing date of the Stock Exchange Agreement. Two hundred fifty thousand options are exercisable upon Uniq achieving annual revenue of $2,500,000 by April 2001 and upon Uniq achieving a breakeven income
       (loss). The remaining 250,000 options are exercisable upon Uniq achieving annual revenue of $7,500,000 by April 2002 and continued profitability. Uniq Studios, Inc. was formed immediately prior to the exchange discussed above by the transfer of all rights, title, assets and business interests of Uniq Studios, LLC and Uniq
       Multimedia, LLC (formerly known as Uniq Enterprises, LLC) to Uniq Studios, Inc.

       The acquisition of Uniq will be recorded in the second quarter of 2000 using the purchase method of accounting. The common shares issued were valued at fair value of $6,720,000, or $4.48 per share. The acquisition resulted in recognizing approximately $6,700,000 of goodwill.

       Goodwill will be amortized over five years by the straight-line method from the date of acquisition.

       Totalinet.net, Inc.
       On April 7, 2000, the Company issued 200,000 shares of common stock in exchange for the common stock of Totalinet.net, Inc. The acquisition will be accounted for as a purchase business combination. The common shares issued were valued at fair value of $896,000, or $4.48 per share. The Company advanced Totalinet.net, Inc. $31,000 in March 2000 as a loan.

       NOTE 3 -- PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                 March 31,     December 31,
                                                   2000           1999
                                                  --------      ------------
               Furniture and fixtures             $129,941      $     49,884
               Computer equipment                   56,973           141,379
               Software for internal use             1,500                 -
                                                  --------      ------------
                                                   188,414           191,263
               Less: Accumulated depreciation      (49,896)          (49,280)
                                                  --------      ------------
               Net Property and Equipment         $138,518      $    141,893
                                                  ========      ============

        Depreciation expense for the three months ended March 31, 2000 and December 31, 1999 was $10,550 and $1,426, respectively

      NOTE 4 -- COMMITMENTS AND CONTINGENCIES

      In 1999, the Company entered into an operating lease for certain office equipment. Future minimum lease payments under the operating lease as of March 31, 2000 are as follows:

               Year Ending December 31:
               2000 . . . . . . . . . . . . . . $1,164
               2001 . . . . . . . . . . . . . .  1,290
                                                ------

               Total  . . . . . . . . . . . . . $2,454
                                                ======

      In April 2000, an unrelated third party filed a claim against the Company in the amount of $53,399 for goods and services received by iShopper plus interest at 18%. The amount due under the claim has been accrued in the accompanying consolidated financial statements and included in trade account payable.

      In April 2000, another unrelated third party filed a claim against iShopper in the amount of $10,136 for goods and services received by iShopper. The Company intends to vigorously contest this claim. In Management's opinion, loss under this claim is unlikely and, accordingly, no provision has been made in the accompanying financial statements.

      NOTE 5 -- NOTES PAYABLE

      Notes payable consist of the following:
                                                        March 31,  December 31,
                                                          2000        1999
                                                        --------   ------------

            6.06% Notes payable, due November 1997, in
            default, secured by mining claims held
            previously by Sunwalker . . . . . . . . .   $126,000   $    126,000

            5% Convertible debenture, unsecured, no
            payment terms. . . . . . . . . . . . . . .    40,058         60,000

            8% Note payable, due June 9, 2000,
                                                         121,000              -

            Non-interest bearing obligations incurred in
            connection with acquisition of businesses,
            due in monthly payments from $5,000
            to $15,000 per month through September
            2000, unsecured. . . . . . . . . . . . . .    50,500         30,000
                                                        --------   ------------
              Total Notes Payable. . . . . . . . . . .  $337,558   $    216,000
                                                        ========   ============

    The Company assumed $60,000 of 5% convertible promissory notes in October 1999 in connection with the acquisition of Sunwalker Development, Inc. The notes are convertible at $0.017 per share. On the date of the acquisition, the fair value of the Company's common stock was $0.01 per share. During the three months ended March 31, 2000, $19,942 of the convertible promissory notes were converted into 1,173,058 shares of common stock. The remaining $40,058 of convertible promissory notes are convertible into 2,356,353 common shares.

    The note payable to related party, in the amount of $31,000, is payable to an officer and director. The note is unsecured, due on demand and bears interest at 10% per annum.

    NOTE 6 -- PROVISION FOR INCOME TAXES

    The Company has operating loss carry forwards of approximately $1,795,226 at March 31, 2000. The net operating losses begin to expire in 2019. The deferred tax asset consisted of the following at March 31, 2000:

            Operating loss carry forwards . . . . . . . $669,620
            Valuation allowance . . . . . . . . . . . . (669,620)
                                                       ---------
            Net Deferred Tax Asset. . . . . . . . . . .$       -
                                                       =========

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.
           Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

           Results of Operations

           Sales for the three months ended March 31, 2000 and 1999 were respectively, $1,125,204 and $1,163,423. The Company's principal source of revenue for 2000 and 1999 were sales from the web sites and merchant accounts sold. During the first quarter of 2000, the Company changed its sales focus from seminar sales to e-commerce telesales. This resulted in $444,338 from seminar sales and $680,866 from e-commerce telesales.

           Cost of sales for the three months ended March 31, 2000 and 1999 were, respectively, $365,472 or 32% of sales and $108,788 or 9% of sales. The increase in cost of sales is due to change in our sales direction. These costs were mainly from commission expenses paid to a third party sales group. The gross profit for the three months ended March 31, 2000 and 1999 were, respectively, $759,732 or 68% and $1,054,635 or 91%.

           General & Administrative expenses for the three months ended March 31, 2000 and 1999 were, respectively, $1,241,609 and $972,027.
           These costs consisted of seminar expenses of $718,051, corporate overhead and costs of $456,414, and the remaining costs of $67,144 are from operations and purchases of other companies.

           Bad Debt expense for the three months ended March 31, 2000 and 1999 were, respectively, $149,097 and $161,042. The write-offs of account receivables related to sales which were financed for a period of twelve months. These write-offs are due to clients which have not continued with their payment plan. These receivables were turned over to a collection agency after 90 days of no payment and were written off at that time.

           For the three months ended March 31, 2000, the Company recorded a tax expense of $236,060. At the end of the prior year the company had recorded a tax benefit of $472,120 along with an allowance of $236,060. Due to continued losses the Company recorded a full valuation allowance and against its deferred tax asset and recognized the additional expense in this quarter.

           Liquidity and Capital Resources

           The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception in 1998 and we have incurred net losses in each period through March 31, 2000. At March 31, 2000, the Company had a capital deficiency of $(367,707). The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company's losses from operations, negative cash flows from operating activities and its capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $10,000,000 from the issuance of common stock and the collection of receivables from shareholders of $1,783,000. There is no assurance that additional financing will be realized.

           We had negative working capital of $(602,775) at March 31, 2000 compared to ($46,018) at December 31, 1999. We currently have receivables from shareholders in the amount of $1,783,000, which we expect to collect in the next nine months. These receivables should be sufficient to cover our operations and working capital requirements for the next nine months.

           The direction of the Company is  towards purchasing and
           acquiring several Internet based and technology businesses that will complement current business activities.  The
           Company currently has two letters of intent for the purchase of other subsidiaries that are in various stages of negotiations. We are currently in the process of raising approximately $10
           million through a private placement memorandum.    This capital
           infusion will be used for the above noted purchases and any future working capital needs.

           The Company's working capital and other capital requirements for the foreseeable future will vary based upon the number of companies we acquired and if those acquisitions are cash or stock related. The Company is working to obtain additional funding from several sources, including the private placement. This funding looks promising, however, there can be no assurance that additional funding will become available.

           Through our operating subsidiaries, we are developing various Internet-based services and we are executing an overall business plan that requires significant additional capital for other uses:

            -          acquisitions,
            -          expansion into new domestic and
                       international markets,
            -          additional management and personnel.

           Furthermore, our funding of working capital and current operating losses will require some additional capital investment.

           LEGAL PROCEEDINGS

           The Company is a defendant in various lawsuits which are incidential to the Company's business. Mangement, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations of operations or financial position.



           PART II - OTHER INFORMATION


           Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               a) No exhibits are required to be filed by Item 601 of Regulation S-K.
               b) No reports were filed on Form 8-K during the quarter for which this report is filed.

           OTHER ITEMS

              There were no other items to be reported under Part II of this report.



            SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        iShoppers.com,Inc.


            Date: May 15, 2000          /s/ Douglas S. Hackett
                                       ------------------------------
                                       Douglas S. Hackett
                                       President, Chief Executive
                                       Officer and Director