Form 10QSB
period 2000-06-30
ISHOPPER COM INC
filed 2000-08-21
CIK 789879

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549


                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED JUNE 30, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


                COMMISSION FILE NUMBER: 033-03275-D


                        ISHOPPER.COM, INC.
                        ------------------
     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


             NEVADA                                   87-0431533
---------------------------------          --------------------------------
   (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


                  8722 SOUTH 300 WEST, SUITE 106
                        SANDY, UT  84070
                        ----------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           (801)984-9300
                           -------------
                    (ISSUER'S TELEPHONE NUMBER)



Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X   No

There were 13,785,700 shares of common stock, $0.001 par value, outstanding as of August 21, 2000.

                           ISHOPPER.COM, INC.
                              FORM 10-QSB

                       QUARTER ENDED JUNE 30, 2000

                            TABLE OF CONTENTS



                                                                    PAGE
                                                                    ----
                    PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
       (Unaudited) - June 30, 2000
       and December 31, 1999                                         3

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months and Six Months Ended June 30,
      2000 and 1999                                                   4

    Condensed Consolidated Statement of Stockholders' Equity
      (Unaudited)For the Six Months Ended June 30, 2000               5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Six Months Ended June 30, 2000 and 1999                6

    Notes to the Condensed Consolidated Financial Statements
      (Unaudited)                                                     8

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                           13

                       PART 11 - OTHER INFORMATION


Item 6. Exhibits and Reports for Form 8-K                             15

Signature                                                             17

                PART I -    FINANCIAL INFORMATION

                ITEM 1.     FINANCIAL STATEMENTS

                          ISHOPPER.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                               ASSETS

                                    June 30,     December 31,
                                      2000          1999
                                   -----------    ----------
CURRENT ASSETS
  Cash                             $   142,718    $   13,935
  Investments                           82,387             -
  Trade accounts receivable
    (net of allowance
    for doubtful accounts of
    $148,918 and $138,028,
    respectively)                      705,429       130,886
  Prepaid expenses                           -        30,515
  Deferred income tax benefit                -       236,060
  Inventory                            132,644             -
  Merchant reserve account              97,183       108,981
  Other current assets                   7,203             -
                                   -----------    ----------
      TOTAL CURRENT ASSETS           1,167,564       520,377
                                   -----------    ----------
PROPERTY AND EQUIPMENT, NET            277,711       141,983
                                   -----------    ----------
OTHER ASSETS
  Deposit                               29,114             -
  Software to be sold and marketed
    (net of accumulated
    amortization of $150,000)         2,850,000            -
 Goodwill (net of accumulated
   amortization of $404,621)         11,606,192            -
                                   ------------    ---------
      TOTAL OTHER ASSETS             14,485,306            -
                                   ------------    ---------
TOTAL ASSETS                       $ 15,930,581   $  662,360
                                   ============   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable          $ 1,230,012   $   193,633
   Accrued liabilities               2,303,671       156,762
   Short term debt                   1,515,101       216,000
                                   -----------    ----------
      TOTAL CURRENT LIABILITIES
                                     5,048,784       566,395
                                   -----------    ----------

STOCKHOLDERS' EQUITY
  Common stock - $0.01 par value;
    100,000,000 shares
    authorized; 13,408,135 and
    7,854,377 shares issued and
    outstanding, respectively           13,408         7,854
  Additional paid-in-capital        15,937,988     3,314,125
  Receivable from shareholders      (1,753,000)   (2,150,900)
  Unearned compensation               (102,844)            -
  Receivable from shareholders      (1,753,000)   (2,150,900)
  Accumulated deficit               (3,213,755)   (1,075,114)

TOTAL STOCKHOLDERS' EQUITY          10,881,797        95,965
                                   -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                           $15,930,581    $  662,360
                                   ===========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ISHOPPER.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                               For the Three Months          For the Six Months
                                                   Ended June 30,              Ended June 30,
                                             --------------------------    ----------------------
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
SALES                                        $ 1,656,105    $ 1,393,817    $ 2,781,309    $ 2,557,240
COST OF SALES                                  1,203,386         88,083      1,568,858        196,871
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     452,719      1,305,734      1,212,451      2,360,369
                                             -----------    -----------    -----------    -----------
OPERATING EXPENSES

General and administrative                     1,191,127        925,690      2,432,736      1,867,717
Bad Debt                                        (66,431)        118,311         82,666        279,353
Depreciation                                     14,913           7,361         25,463          8,787
Amortization of software cost                   150,000               -        150,000              -
Amortization of goodwill                        400,921               -        404,621              -
                                             ----------     ------------   -----------    -----------
TOTAL OPERATING EXPENSES                      1,690,530        1,051,362     3,095,486      2,155,857
                                             ----------     ------------   -----------    -----------
INCOME (LOSS) FROM OPERATIONS                (1,237,811)         254,372    (1,883,035)       204,512
                                             ----------     ------------   -----------    -----------
OTHER INCOME (EXPENSE)
  Other expense                                    (267)               -          (267)             -
  Interest income                                 2,128            9,026        14,674         11,940
  Interest expense                              (17,577)          (1,897)      (33,953)        (2,210)
TOTAL OTHER INCOME (EXPENSE)                    (15,716)           7,129       (19,546)         9,730
                                             ----------     ------------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES            (1,253,527)         261,501    (1,902,581)       214,242

INCOME TAX EXPENSE                                    -                -      (236,060)             -
                                             ----------     ------------   ------------   -----------
NET INCOME (LOSS)                           $(1,253,527)    $    261,501   $(2,138,641)   $   214,242
                                            ============    ============   ===========    ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE   $     (0.11)            4.21   $     (0.18)   $      3.45
                                            ============    ============   ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION         11,793,702         62,114     11,574,232         62,114
                                            ============    ===========    ===========    ===========


The accompanying notes are an intergral part of these condensed consolidated financial statements.


                               ISHOPPER.COM,INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                                        Total
                                      Common Stock      Additional      Receivable     Unearned                         Stock-
                                   ------------------      Paid-in          From       Compen-        Accumulated       holders
                                     Shares    Amount      Capital      Shareholders     sation         Deficit           Equity
                                   ---------   -------   -----------    -----------    ----------     ------------    ------------
BALANCE - DECEMBER 31, 1999        7,854,377   $ 7,854   $ 3,314,125    $(2,150,900)   $        -     $ (1,075,114)   $     95,965


Conversion of notes payable        3,048,058     3,048        48,769              -             -                -          51,817

Acquisition of StinkyFeet.com         75,000         8        33,592              -             -                -          33,600

Acquisition of Uniq Studios, Inc   1,550,000     1,550     6,942,450              -             -                -       6,944,000

Acquisition of Totalinet.net.Inc     150,000       150       671,850              -             -                -         672,000

Acquisition of Atlantic Technologies
  International, Inc                 283,200       238     1,074,962              -             -                -       1,075,200

Acquisition of Internet Software
  Solutions, Inc                      60,000        60       268,740              -             -                -         268,800

Acquisition of KT Solutions, Inc     500,000       500     3,583,500              -      (116,667)               -       3,467,333

Collection of receivable from
  shareholders                            -          -             -        397,900             -                -         397,900

Amortization of unearned
  compensation                            -          -              -             -        13,823                -          13,823

Net loss for the period                   -          -              -             -             -       (2,138,641)     (2,138,641)
                                 ----------    -------   ------------   ------------   ----------     ------------    ------------
BALANCE - JUNE 30, 2000          13,408,135    $13,408   $15,937,988    $ (1,753,000)  $ (102,844)    $ (3,213,755)   $ 10,881,797
                                 ==========    =======   ===========    ============   ==========     ============    ============



The accompanying notes are an integral part of these condensed consolidated financial staements.

                            iSHOPPER.COM,INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED

                                                For the Six Months
                                                  Ended June 30,
                                             --------------------------
                                                 2000          1999
                                             -----------    -----------
Cash Flows From Operating Activities
   Net loss     	                           $(2,138,641)   $   214,242
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation                                    25,463          8,787
  Amortization of software costs                 150,000              -
  Amortization oF goodwill                       404,621              -
  Amortization of unearned compensation           13,823              -
  Marketing expense paid with note payable        30,500              -
  Changes in operating assets and liabilities:
    Accounts receivable                         (134,176)      (224,138)
    Deferred income taxes                        236,060              -
    Other                                        (35,149)       (67,970)
     Trade accounts payable                      451,198        158,334
     Accrued liabilities                         269,054         84,983
                                             -----------    -----------

   Net Cash Used in Operating Activities        (657,119)       147,683
                                             -----------    -----------

Cash Flows From Investing Activities
  Payments to purchase businesses                (10,000)             -
  Cash acquired in business purchases              9,410)             -
  Capital expenditures                           (74,940)       (49,722)
                                             -----------    -----------
   Net Cash Used in Investing Activities         (75,530)       (49,722)
                                             -----------    -----------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes
     payable                                     503,533              -
   Principal payments on notes payable
     and purchase obligations                    (40,000)             -
   Proceeds from borrowing under note
     payable to related party                     31,000         35,000
   Payment on note payable to related party      (31,000)             -
   Collections on receivable from
     shareholders                                 397,900             -
                                             ------------   -----------
   Net Cash Provided by (Used in)
     Financing Activities                         861,433        35,000
                                             ------------   -----------
Net Increase in Cash and Cash
  Equivalents                                     128,783       132,961

Cash and Cash Equivalents at Beginning
  of Period                                        13,935        20,468
                                             ------------   -----------

Cash and Cash Equivalents at End of
  Period                                     $    142,718   $   153,429
                                             ============   ===========

Supplemenetal Cash Flow Information:
  Cash paid for interest			   $     28,923	$         -
				                     ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ISHOPPER.COM,INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)
                              (CONTINUED)




                NONCASH INVESTING AND FINANCING ACTIVITIES:

                StinkyFeet.com, Inc. was acquired  on January 31,
                2000 by the payment of $10,000, by incurring liabilities of $30,000 and by issuing 7,500 shares of common stock valued at $33,600.

                TrafficX.com and enSurge.com were acquired on March 31, 2000 by the payment of $5,500 and by incurring a $25,000 liability.

                Uniq Studios, Inc. was acquired on April 4, 2000 by issuing 1,550,000 shares of common stock valued at $6,944,000.

                Totalinet.net, Inc. was purchased on April 7,
                2000 by the issuing of 150,000 shares of common stock valued at $672,000.

                Atlantic Technologies International, Inc. was acquired on June 1, 2000 by issuing 238,200 shares of common stock and stock options to purchase 1,800 shares of common stock, both valued at $1,075,200.

                Internet Software Solutions, Inc. was acquired on
                June 1, 2000 by issuing solely 60,000 shares of common stock valued at $268,800.

                KT Solutions was acquired on June 1, 2000 by issuing 500,000 shares of common stock valued at $2,240,000 and by issuing options to purchase
                300,000 shares of common stock valued at $1,344,000.

                Notes payable in the amount of $51,817 were converted into 3,048,059 shares of common stock during the six months ended June 30, 2000.


The accompanying notes are an integral part of these condensed consolidted financial statements

                        ISHOPPER.COM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements-The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities for all periods since inception in 1998 and during the six months ended June 30, 2000, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $3,000,000 from the issuance of common stock. There is no assurance that additional financing will be realized.

NOTE 2 - ACQUISITIONS

The Company has issued restricted common stock in the following acquisitions. The Company's common stock began trading over the OTC Bulletin Board market in December 1999. Trading has consisted of approximately 12,000 to 16,000 shares per month. Accordingly, management of the Company does not believe the prices at which the common stock was sold over the thinly-traded OTC Bulletin Board represent the fair value of the common stock. Throughout 2000, the Company has been in the process of offering up to 600,000 restricted shares of its common stock in a private placement offering at $4.48 per share after offering costs. The offering price has been established by an independent brokerage firm and the private placement offering is intended to be issued to several investors. Accordingly, management believes the fair value of the restricted common shares is most clearly determined by the price of the private placement offering. That price, $4.48 per common share, has been used to value the common shares issued in the following acquisitions.

StinkyFeet.com, Inc.

On January 31, 2000, the Company completed the acquisition of StinkyFeet.com, Inc. The acquisition was accomplished by the Company issuing 7,500 shares of common stock and agreeing to pay $40,000 at the rate of $10,000 per month over four months. The common shares issued were valued at fair value of $33,600, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $66,600 allocated to goodwill, which is being amortized over three years by the straight-line method.

TrafficX.com and enSurge.com

On March 31, 2000, the Company acquired the TrafficX.com and enSurge.com Web domain names, proprietary computer code, software and related products associated with those names by the payment of $5,500 and an obligation to pay $25,000 in equal monthly payments of $5,000 each from May 1, through September 1, 2000. The domain names and software is an Internet banner network service which is provided either at no charge to customers or bundled with other software sold. Accordingly, the cost of the acquired domain names and software were accounted for as marketing costs and were charged to general and administrative expense when incurred. The Company has not made the required payments for May through August and is therefore in default under the acquisition agreement.

Uniq Studios, Inc.

On April 4, 2000, the Company entered into a Stock Exchange Agreement with Uniq Studios, Inc. ("Uniq") whereby the Company agreed to acquire all of the outstanding capital shares of Uniq in exchange for 1,500,000 restricted shares of the Company's common stock. The Company granted options to the four shareholders of Uniq, who are also key employees of Uniq, to purchase 500,000 additional restricted shares of the Company's common stock at a price equal to 80% of the market bid price for the Company's common stock on April 4, 2000, the closing date of the Stock Exchange Agreement. Two hundred fifty thousand options are exercisable upon Uniq achieving annual revenue of $2,500,000 by April 2001 and upon Uniq achieving a breakeven income. The remaining 250,000 options are exercisable upon Uniq achieving annual revenue of $7,500,000 by April 2002 and continued profitability. In addition, the Company issued 50,000 shares of common stock as finders fees which are also included in the purchase price. Uniq Studios, Inc. was formed immediately prior to the exchange discussed above by the transfer of all rights, title, assets and business interests of Uniq Studios, LLC and Uniq Multimedia, LLC (formerly known as Uniq Enterprises, LLC) to Uniq Studios, Inc.

The acquisition of Uniq was recorded using the purchase method of accounting. The common shares issued were valued at fair value of $6,944,000, or $4.48 per share. The 500,000 contingently issuable options will be recorded at their fair value when the conditions for their issuance are met, and will increase goodwill when recorded. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $5,460,273 allocated to goodwill, which is being amortized over five years by the straight-line method.

Totalinet.net, Inc.

On April 7, 2000, the Company issued 100,000 shares of common stock and agreed to issue an additional 100,000 shares of common stock upon Totalinet.net, Inc. accomplishing four performance criteria, in exchange for the common stock of Totalinet.net, Inc. The acquisition was accounted for as a purchase business combination. The 100,000 common shares issued were valued at fair value of $448,000, or $4.48 per share. Fifty thousand of contingently issuable common shares were issuable at June 30, 2000 from the Company, waiving the related performance criteria and were valued at $224,000, or $4.48 per share. The remaining 50,000 contingently issuable common shares will be recognized as an increase to goodwill based upon their fair value when they are issued. The Company advanced Totalinet.net, Inc. $31,000 in March 2000 as a loan. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $764,760 allocated to goodwill, which is being amortized over five years by the straight-line method.

Atlantic Technologies International, Inc.

On May 31, 2000, the Company entered into a Stock Exchange Agreement with the shareholders of Atlantic Technologies International, Inc. ("ATI") whereby the Company agreed to acquire all of the outstanding capital shares of ATI in exchange for 397,000 restricted shares of the Company's common stock and granted options to the shareholders of ATI, to purchase 3,000 additional restricted shares of the Company's common stock at $0.10 per share. Of the 400,000 shares and options, 238,200 shares were issued and 1,800 options immediately vested. The remaining 158,800 shares will be held in escrow and 1,200 options will not vest until and upon satisfaction of the following milestones:

     79,400 shares and 600 options will be released and vest, respectively, upon obtaining $6,000,000 in annual sales and

     79,400 shares and 600 options will be released and vest, respectively, upon obtaining profitable operations within twelve months.

The acquisition of ATI was recorded using the purchase method of accounting. The 238,200 common shares issued and the 1,800 vested options were recorded at their fair values totaling $1,075,200. The remaining 158,800 common shares and 1,200 options will be recorded as an increase to goodwill based upon their fair values when they are issued. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price in excess of the net assets acquired of $1,074,225 allocated to goodwill, which is being amortized over five years by the straight-line method.

Internet Software Solutions, Inc.

On May 31, 2000, the Company entered into a Stock Exchange Agreement with the shareholders of Internet Software Solutions, Inc. ("ISSI") whereby the Company agreed to acquire all of the outstanding capital shares of ISSI in exchange for 100,000 restricted shares of the Company's common stock. Of the 100,000 shares, 60,000 shares were issued and 40,000 shares will be held in escrow until and upon satisfaction of certain performance milestones:

The acquisition of ISSI was recorded using the purchase method of accounting. The 60,000 common shares issued were recorded at fair value of $268,800, or $4.48 per share. The remaining 40,000 common shares will be recorded as an increase to goodwill based upon their fair value when they are issued. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $302,678 allocated to goodwill, which is being amortized over five years by the straight-line method.

KT Solutions, Inc.

On June 1, 2000, the Company entered into a Stock Exchange Agreement with KT Solutions, Inc. ("KT") whereby the Company agreed to acquire all of the outstanding capital shares of KT in exchange for 500,000 restricted shares of the Company's common stock and granted options to purchase 250,000 additional restricted shares of the Company's common stock. In addition, the Company issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finders' fee, which are also included in the purchase.
The acquisition of KT was recorded using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,120,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $4,342,278 allocated to goodwill, which is being amortized over five years by the straight-line method, as follows:

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000 and December 31, 1999:
                                              June 30,   December 31,
                                                2000        1999
                                              --------     --------
     Furniture and fixtures                   $164,539     $ 49,884
     Vehicles                                   28,500            -
     Computer equipment                        147,981      141,379
     Software for internal use                   1,500            -
                                              --------      -------
                                               342,520      191,263
     Less: Accumulated depreciation            (64,809)     (49,280)
                                              --------      -------

     Net Property and Equipment               $277,711      $141,983
                                              ========      ========

Depreciation expense for the six months ended June 30, 2000 and 1999 was $25,463 and $8,787, respectively

NOTE 4 - NOTES PAYABLE

                                                      June 30,   December 31,
Notes payable consist of the following:                 2000         1999
                                                     ----------    ----------

6.06% Notes payable, due November 1997, in default,
    secured  by  mining  claims  held  previously
    by  Sunwalker                                    $   126,000    $ 126,000

5% Convertible debenture, unsecured, no payment
   terms                                                   8,183       60,000

8%   Notes   payable,   due  September,  2000,
  unsecured                                              846,000            -

Non-interest bearing obligations incurred in
  connection with acquisition of businesses,
  due in monthly payments from $5,000
  to   $15,000   per   month  through  September
  2000,   unsecured                                      534,918       30,000
                                                     -----------     --------
  Total Notes Payable                                $ 1,515,101     $216,000
                                                     ===========     ========

The Company assumed $60,000 of 5% convertible promissory notes in October 1999 in connection with the acquisition of Sunwalker Development, Inc. The notes are convertible at $0.017 per share. On the date of the acquisition, the fair value of the Company's common stock was $0.01 per share. During the six months ended June 30, 2000, $51,817 of the convertible promissory notes were converted into 3,048,058 shares of common stock. The remaining $8,183 of convertible promissory notes were converted into 377,565 shares of common stock in August 2000.

NOTE 5 - PROVISION FOR INCOME TAXES

Including operating losses acquired in acquisition, the Company has operating loss carry forwards of approximately $2,995,000 at June 30, 2000. The operating loss carryforwards expire from 2000 through 2015. Substantially all of the operating loss carryforwards are limited in the availability for use by the consolidated company. The net deferred tax asset consisted of the following at June 20, 2000:

Deferred Tax Assets
  Operating loss carryforwards           $1,117,057
  Allowance for doubtful accounts           55,546
  Accrued liabilities                      478,179
  Stock-based compensation                   5,175
                                         ---------
     Total Deferred Tax Assets           1,655,957
                                         ---------
Valuation Allowance                       (583,733)
                                         ---------
Deferred Tax Liabilities
  Property and equipment                    (9,174)
  Software to be sold and marketed      (1,063,050)
                                        ----------
     Total Deferred Tax Liabilities     (1,072,224)
                                        ----------
Net Deferred Tax Asset                  $        -
                                        ==========
NOTE 6 - COMMITMENTS AND CONTINGENCIES

In 1999, the Company entered into an operating lease for certain office equipment. Future minimum lease payments under the operating lease as of June 30, 2000 are as follows:

          Year Ending December 31:
          2000                          $       777
          2001                                1,290
                                        -----------
          Total                         $     2,454
                                        ===========
In April 2000, an unrelated third party filed a lawsuit against the Company in the amount of $53,399 for goods and services received by iShopper plus interest at 18%. The amount due under the claim has been accrued in the accompanying consolidated financial statements and included in trade account payable.

In April 2000, another unrelated third party filed a lawsuit against iShopper in the amount of $10,136 for goods and services received by
iShopper.   The Company intends to vigorously contest this  claim.  In
Management's   opinion,  loss  under  this  claim  is  unlikely   and,
accordingly, no provision has been made in the accompanying financial statements.

NOTE 7 - SUBSEQUENT EVENTS

During July and August 2000, the Company borrowed $45,000 under a promissory note payable to an officer. The note is unsecured, bears interest at 8% per annum and is due August 2001. During July 2000, the Company borrowed $160,000 under promissory notes payable to two third-party entities. The notes are unsecured, bear interest at 8% per annum and are due July 2001.

During August 2000, $8,183 of convertible notes payable were converted into 377,565 shares of common stock.

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

Results of Operations
  Sales for the three months ended June 30, 2000 and 1999 were respectively, 1,656,105 and $1,393,817, which represents a 19% increase. The Company's principal source of revenue for the first quarter of 2000 and revenues for 1999 were sales from the web sites and merchant accounts sold. The Company's current quarter sources of revenue have changed due to the acquisition of several companies. Revenue sources for the three months ending June 30, 2000 consisted of sales from web site development, merchant accounts, software services, software and hardware sales. Service revenues consist of fees for application development and implementation. Sales per entity consisted as follows: Outbound Enterprises, Inc. - $1,189,717, iShopper Internet Services, Inc. - $8,895, Uniq Studio's, Inc. - $121,500, Totalinet.net, Inc. - $50,279, Atlantic Technologies International, Inc. - $187,402, and KT Solutions - $118,312.

  Cost of sales for the three months ended June 30, 2000 and 1999 were, respectively, $1,203,386 and $88,083. The increase in cost of sales is due to change in our sales direction. These costs were mainly from commission expenses paid to a third party sales group. As we acquire other companies, our cost of sales mixture will change and will decrease. The gross profit for the three months ended June 30, 2000 and 1999 were, respectively, $452,718 and $1,305,734.

  General & Administrative expenses for the three months ended June 30, 2000 and 1999 were, respectively, $1,191,127 and $925,690. The current quarters costs consisted mainly of corporate overhead of $555,313. The remaining costs of $635,814 are from operations and purchases of other companies.

  Due to the Company's acquisitions, amortization expense has increased dramatically. Depreciation and Amortization expense for the three months ended June 30, 2000 and 1999 were, respectively, $565,834 and $7,361. Of the current year expense $550,921 represent amortization of goodwill due to purchase acquisitions.

Liquidity and Capital Resources

  The Company has financed its operations to date primarily through private placements of equity securities, loans, and current sales. The Company has had net losses annually since inception (1998) and we have incurred net losses through June 30, 2000. However, on June 30, 2000, the Company had a capital equity of $10,881,797, due to several acquisitions. The Company's growth strategy is through acquisitions, which has inherent and expected overhead and transition costs for one to six periods. Due to this, the Company has had continued losses, however, through this continued growth, we expect this trend of losses to level off and the overhead and costs will become more manageable. The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $3,000,000 from the issuance of common stock and the collection of receivables from shareholders of $1,753,000. There is no assurance that additional financing will be realized or collection of the receivables from shareholders.

  We had negative working capital of $(3,881,219) on June 30, 2000 compared to $(46,018) at December 31, 1999. The Company plans on converting some debt to equity and raising funds through our private placement. We also currently have receivables from shareholders in the amount of $1,753,000, which we expect to collect in the next six months. This funding should be sufficient to cover our operations and working capital requirements for the next six months.

  The direction of the Company continues to move toward purchasing and acquiring Internet and technology based businesses that will complement our current business activities. We are currently in the process of raising approximately $3 million through a private placement memorandum. This capital infusion will be used for the above noted purchases and any future working capital needs.

  The Company's working capital and other capital requirements for the foreseeable future will vary based upon the number of companies acquired and if those acquisitions are cash or stock related. The Company is working to obtain additional funding from several sources, including the private placement. This funding looks promising, however, there can be no assurance that additional funding will become available.

  Through our operating subsidiaries, we are developing various Internet-based services and we are executing an overall business plan that requires significant additional capital for among other uses:

     . acquisitions,
     . expansion into new domestic and international markets, . additional management and personnel.

     Furthermore, our funding of working capital and current operating losses will require some additional capital investment.

LEGAL PROCEEDINGS
     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 16, 2000. At the meeting, the following persons were re-elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                                                     Withhold
       Nominee                         For           Authority
       -----------------------      ---------        ---------
       Douglas S. Hackett           7,280,200        3,454,735
       George Denney                7,280,200        3,454,735
       William E. Chipman, Sr.      7,280,200        3,454,735
       Adam Maher                   7,280,200        3,454,735


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.


               2.1  Agreement  and Plan of Merger  dated  October 7,
                    1999,  by and between Sunwalker Development, Inc.
                    and ECenter, Inc. (2)
               2.2  Agreement  and Plan of Merger  dated  January 31,
                    2000, by and among iShopper.com, Inc. and StinkyFeet.com, Inc. (2)
               2.3 Stock Exchange Agreement by and among iShopper.com.Inc., and Uniq Studios, Inc.,(2)
               2.4 Stock Exchange Agreement by and among iShopper.com.Inc., and Totalinet.net,Inc.(2)
               2.5 Business purchase and stock acquisition agreement dated June 1, 2000 by and among iShopper.com,Inc., and Atlantic Technologies International, Inc.(3)
               2.6 Business Purchase and Stock Acquisition Agreement dated June 1, 2000 by and among iShopper.com, Inc., and Internet Software Solutions, Inc. (3)
               2.7  Stock Exchange Agreement dated June 1, 2000 by and
                    among iShopper.com,Inc., and KT Solutions, Inc.(4)
               3.1  Certificate of Incorporation for iShopper.com, Inc.,  as
                    amended, filed with the Form 10-Q dated September 30,
                    1999 (1)
               3.2 Amended and Restated Bylaws of iShopper.com, Inc., filed with the Form 10-Q dated September 30, 1999. (1)
              10.1 Business Purchase and Stock Acquisition Agreement dated November 1, 1999, by and among iShopper.com,Inc., and Nowseven.com, Inc.,(2)
              10.2 Employment Agreement dated November 22, 1999, between iShopper.com, Inc., and Douglas S. Hackett (2)
              10.3 Memo of Understanding dated December 1, 1999, between iShopper.com,Inc., and William E. Chipman, Sr. (2)
              10.4 Memo of Understanding dated December 1, 1999, between iShopper.com,Inc., and Lance King. (2)
                27  Financial Data Schedule. (5)


     (1) Incorporated by reference to the same numbered exhibits as filed with the Company's September 30, 1999 Form 10-QSB filed November 23, 1999
     (2) Incorporated by reference to the same numbered exhibits as filed with the Company's 1999 Annual Report on Form 10-
          KSB filed April 13, 2000.
     (3) Incorporated by reference to the Company's Form 8-K filed June 22, 2000 as amended on August 18, 2000.
     (4) Incorporated by reference to the Company's Form 8-K filed August 22, 2000.
     (5)  Filed herewith.

     (b)Reports on Form 8-K

During the period covered by this report, the Company filed the following reports on Form 8-K:

On May 10, 2000, as amended on June 26, 2000, reporting the April 4, 2000 acquisition of Uniq Studios, Inc.

On June 16, 2000 as amended on August 22, 2000, reporting the June 1, 2000 acquisitions of Atlantic Technologies International, Inc and
Internet Software Solutions, Inc..

On August 22, 2000 report the June 1, 2000 acquisition of KT
Solutions, Inc.

OTHER ITEMS

  There were no other items to be reported under Part II of this report.


                              SIGNATURES


In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   iShopper.com, Inc.


Date: August 21, 2000              /s/ Douglas S. Hackett
                                   ---------------------------------
                                   Douglas S. Hackett
                                   President, Chief Executive Officer
                                   and Director