Form 10QSB/A
period 2000-06-30
ISHOPPER COM INC
filed 2000-09-05
CIK 789879

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549


                            FORM 10-QSB/A
                           AMENDMENT NO. 1

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

                           ISHOPPER.COM, INC.
                              FORM 10-QSB\A

                       QUARTER ENDED JUNE 30, 2000

                            TABLE OF CONTENTS



                                                                    PAGE
                                                                    ----
                    PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited) -
       June 30, 2000 and December 31, 1999                            3

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months and Six Months Ended June 30,
      2000 and 1999                                                   4

    Condensed Consolidated Statement of Stockholders' Equity
      (Unaudited)For the Six Months Ended June 30, 2000               5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Six Months Ended June 30, 2000 and 1999                6

    Notes to the Condensed Consolidated Financial Statements
      (Unaudited)                                                     8

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                          13

                       PART 11 - OTHER INFORMATION


Item 6. Exhibits and Reports for Form 8-K                            15

Signatures                                                           17

                PART I -    FINANCIAL INFORMATION

                ITEM 1.     FINANCIAL STATEMENTS

                          ISHOPPER.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                               ASSETS

                                    June 30,     December 31,
                                      2000          1999
                                   -----------    ----------
CURRENT ASSETS
  Cash                             $   142,718    $   13,935
  Investments                           82,387             -
  Trade accounts receivable
    (net of allowance
    for doubtful accounts of
    $148,918 and $138,028,
    respectively)                      705,429       130,886
  Prepaid expenses                           -        30,515
  Deferred income tax benefit                -       236,060
  Inventory                            132,644             -
  Merchant reserve account              97,183       108,981
  Other current assets                   7,203             -
                                   -----------    ----------
      TOTAL CURRENT ASSETS           1,167,564       520,377
                                   -----------    ----------
PROPERTY AND EQUIPMENT, NET            277,711       141,983
                                   -----------    ----------
OTHER ASSETS
  Deposit                               29,114             -
  Software to be sold and marketed
    (net of accumulated
    amortization of $150,000)        2,850,000             -
 Goodwill (net of accumulated
   amortization of $404,621)        11,606,192             -
                                   -----------    ----------
      TOTAL OTHER ASSETS            14,485,306             -
                                   -----------    ----------
TOTAL ASSETS                       $15,930,581   $   662,360
                                   ===========   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable          $ 1,230,012   $   193,633
   Accrued liabilities               2,303,671       156,762
   Short term debt                   1,515,101       216,000
                                   -----------    ----------
      TOTAL CURRENT LIABILITIES
                                     5,048,784       566,395
                                   -----------    ----------

STOCKHOLDERS' EQUITY
  Common stock - $0.01 par value;
    100,000,000 shares
    authorized; 13,408,135 and
    7,854,377 shares issued and
    outstanding, respectively           13,408         7,854
  Additional paid-in-capital        15,937,988     3,314,125
  Receivable from shareholders      (1,753,000)   (2,150,900)
  Unearned compensation               (102,844)            -
  Accumulated deficit               (3,213,755)   (1,075,114)
                                  ------------    ----------

TOTAL STOCKHOLDERS' EQUITY          10,881,797        95,965
                                   -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                           $15,930,581    $  662,360
                                   ===========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ISHOPPER.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                               For the Three Months          For the Six Months
                                                   Ended June 30,              Ended June 30,
                                             --------------------------    ----------------------
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
SALES                                        $ 1,656,105    $ 1,393,817    $ 2,781,309    $ 2,557,240
COST OF SALES                                  1,203,386         88,083      1,568,858        196,871
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     452,719      1,305,734      1,212,451      2,360,369
                                             -----------    -----------    -----------    -----------
OPERATING EXPENSES

General and administrative                    1,191,127         925,690      2,432,736      1,867,717
Bad Debt                                        (66,431)        118,311         82,666        279,353
Depreciation                                     14,913           7,361         25,463          8,787
Amortization of software cost                   150,000               -        150,000              -
Amortization of goodwill                        400,921               -        404,621              -
                                             ----------     ------------   -----------    -----------
TOTAL OPERATING EXPENSES                      1,690,530        1,051,362     3,095,486      2,155,857
                                             ----------     ------------   -----------    -----------
INCOME (LOSS) FROM OPERATIONS                (1,237,811)         254,372    (1,883,035)       204,512
                                             ----------     ------------   -----------    -----------
OTHER INCOME (EXPENSE)
  Other expense                                    (267)               -          (267)             -
  Interest income                                 2,128            9,026        14,674         11,940
  Interest expense                              (17,577)          (1,897)      (33,953)        (2,210)
                                             ----------     ------------   -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                    (15,716)           7,129       (19,546)         9,730
                                             ----------     ------------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES            (1,253,527)         261,501    (1,902,581)       214,242

INCOME TAX EXPENSE                                    -                -      (236,060)             -
                                             ----------     ------------   ------------   -----------
NET INCOME (LOSS)                           $(1,253,527)    $    261,501   $(2,138,641)   $   214,242
                                            ===========     ============   ===========    ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE   $     (0.11)    $       4.21   $     (0.18)   $      3.45
                                            ===========     ============   ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION        11,793,702           62,114    11,574,232         62,114
                                            ===========     ============   ===========    ===========


The accompanying notes are an intergral part of these condensed consolidated financial statements.


                               ISHOPPER.COM,INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                                          Total
                                      Common Stock       Additional      Receivable     Unearned                          Stock-
                                   -------------------     Paid-in          From       Compen-        Accumulated        holders
                                     Shares    Amount      Capital      Shareholders     sation         Deficit           Equity
                                   ---------   -------   -----------    -----------    ----------     ------------    ------------
BALANCE - DECEMBER 31, 1999        7,854,377   $ 7,854   $ 3,314,125    $(2,150,900)   $        -     $ (1,075,114)   $     95,965


Conversion of notes payable        3,048,058     3,048        48,769              -             -                -          51,817

Acquisition of StinkyFeet.com          7,500         8        33,592              -             -                -          33,600

Acquisition of Uniq Studios, Inc   1,550,000     1,550     6,942,450              -             -                -       6,944,000

Acquisition of Totalinet.net.Inc     150,000       150       671,850              -             -                -         672,000

Acquisition of Atlantic Technologies
  International, Inc                 238,200       238     1,074,962              -             -                -       1,075,200

Acquisition of Internet Software
  Solutions, Inc                      60,000        60       268,740              -             -                -         268,800

Acquisition of KT Solutions, Inc     500,000       500     3,583,500              -      (116,667)               -       3,467,333

Collection of receivable from
  shareholders                            -          -             -        397,900             -                -         397,900

Amortization of unearned
  compensation                            -          -              -             -        13,823                -          13,823

Net loss for the period                   -          -              -             -             -       (2,138,641)     (2,138,641)
                                 ----------    -------   ------------   ------------   ----------     ------------    ------------
BALANCE - JUNE 30, 2000          13,408,135    $13,408   $15,937,988    $ (1,753,000)  $ (102,844)    $ (3,213,755)   $ 10,881,797
                                 ==========    =======   ===========    ============   ==========     ============    ============



The accompanying notes are an integral part of these condensed consolidated financial staements.

                            iSHOPPER.COM,INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED

                                                For the Six Months
                                                  Ended June 30,
                                             --------------------------
                                                 2000          1999
                                             -----------    -----------
Cash Flows From Operating Activities
 Net loss                                    $(2,138,641)   $   214,242
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation                                    25,463          8,787
  Amortization of software costs                 150,000              -
  Amortization oF goodwill                       404,621              -
  Amortization of unearned compensation           13,823              -
  Marketing expense paid with note payable        30,500              -
  Changes in operating assets and liabilities,
   net of effects from acquisitions:
    Accounts receivable                         (134,176)      (250,693)
    Deferred income taxes                        236,060              -
    Other                                         34,978        (67,970)
    Trade accounts payable                       451,198        158,334
    Accrued liabilities                          269,054         84,983
                                             -----------    -----------

   Net Cash Used in Operating Activities        (657,120)       147,683
                                             -----------    -----------

Cash Flows From Investing Activities
  Payments to purchase businesses                (10,000)             -
  Cash acquired in business purchases              9,410              -
  Capital expenditures                           (74,940)       (49,722)
                                             -----------    -----------
   Net Cash Used in Investing Activities         (75,530)       (49,722)
                                             -----------    -----------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes
     payable                                     503,533              -
   Principal payments on notes payable
     and purchase obligations                    (40,000)             -
   Proceeds from borrowing under note
     payable to related party                     31,000         35,000
   Payment on note payable to related party      (31,000)             -
   Collections on receivable from
     shareholders                                 397,900             -
                                             ------------   -----------
   Net Cash Provided by (Used in)
     Financing Activities                         861,433        35,000
                                             ------------   -----------
Net Increase in Cash and Cash
  Equivalents                                     128,783       132,961

Cash and Cash Equivalents at Beginning
  of Period                                        13,935        20,468
                                             ------------   -----------

Cash and Cash Equivalents at End of
  Period                                     $    142,718   $   153,429
                                             ============   ===========

Supplemenetal Cash Flow Information:
  Cash paid for interest                     $     28,923   $         -
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

The following unaudited pro forma financial statement date presents the results of operations of the Company as if the acquisitions discussed above had occurred at the beginning of each period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition been made at the beginning of the applicable period.


                                          For the Six Months
                                            Ended June 30,
                                   --------------------------------
                                       2000                 1999
                                   ------------        ------------
     Revenue                       $  4,018,603        $  4,810,885
     Net loss                        (3,238,358)         (1,407,461)
     Basic and diluted loss per
       common share                       (0.24)              (0.76)
                                   ============        ============

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000 and December 31, 1999:
                                              June 30,   December 31,
                                                2000        1999
                                              --------     --------
     Furniture and fixtures                   $164,539     $ 49,884
     Vehicles                                   28,500            -
     Computer equipment                        147,981      141,379
     Software for internal use                   1,500            -
                                              --------     --------
                                               342,520      191,263
     Less: Accumulated depreciation            (64,809)     (49,280)
                                              --------     --------

     Net Property and Equipment               $277,711     $141,983
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
                                        ==========
NOTE 6 - COMMITMENTS AND CONTINGENCIES

In 1999, the Company entered into an operating lease for certain office equipment. Future minimum lease payments under the operating lease as of June 30, 2000 are as follows:

          Year Ending December 31:
          2000                          $       777
          2001                                1,290
                                        -----------
          Total                         $     2,067
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


                                   iShopper.com, Inc.


Date: September 1, 2000              /s/ Douglas S. Hackett
                                   ---------------------------------
                                   Douglas S. Hackett
                                   President, Chief Executive Officer
                                   and Director