Form 10QSB
period 2000-09-30
ISHOPPER COM INC
filed 2000-11-14
CIK 789879

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 033-03275-D


                          enSurge, Inc.
(Exact name of small business issuer as specified in its charter)

               Nevada                         87-0431533
   (State or other jurisdiction    (IRS Employer Identification No.)
 of incorporation or organization)


                 8722 South 300 West, Suite 106
                        Sandy, UT  84070
            (Address of principal executive offices)

                         (801) 984-9300
                   (Issuer's telephone number)

                       iShopper.com, Inc.
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934, during the preceding 12 months

(or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing

requirements for the past 90 days.


                          Yes X         No


There were 13,791,344 shares of common stock, $0.001 par value, outstanding as of November 14, 2000.

                          enSurge, Inc.
                           FORM 10-QSB


                QUARTER ENDED SEPTEMBER 30, 2000

                        TABLE OF CONTENTS



                                                                      Page

                  PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
  September 30, 2000 and December 31, 1999                               3

  Condensed Consolidated Statements of Operations (Unaudited)
  for the Three and Nine Months Ended September 30, 2000 and 1999        4

  Condensed Consolidated Statement of Stockholders' Equity
  (Unaudited) for the Nine Months Ended September 30, 2000               5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for
  the Nine Months Ended September 30, 2000 and 1999                      6

  Notes to Condensed Consolidated Financial Statements (Unaudited)       8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             14

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               15

Item 4. Submission of matters to a vote of Security Holders             16

Item 6. Exhibits and Reports on Form 8-K                                16

Signatures.                                                             17

PART I -    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          enSurge, Inc.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                   September 30, December 31,
                                                       2000          1999
                             ASSETS                 -----------  -----------
Current Assets
  Cash                                              $    13,380  $    13,935
  Certificate of deposit                                 88,387            -
  Net securities available for sale                     412,500            -
  Trade accounts receivable (net of allowance
   for doubtful accounts of $86,029 and
   $138,028, respectively)                              700,814      130,886
  Prepaid expenses                                            -       30,515
  Deferred income tax benefit                                 -      236,060
  Inventory                                             187,870            -
  Merchant reserve account                              179,077      108,981
  Other current assets                                    8,544            -
                                                    -----------  -----------
     Total Current Assets                             1,584,572      520,377
                                                    -----------  -----------
Property and Equipment, Net                             279,535      141,983
                                                    -----------  -----------
Other Assets
  Deposit                                                30,914            -
  Software to be sold and marketed (net
   of accumulated amortization of $300,000)           2,700,000            -
  Goodwill (net of accumulated amortization
   of $1,007,382)                                    11,003,432            -
                                                    -----------  -----------
     Total Other Assets                              13,734,346            -
                                                    -----------  -----------
Total Assets                                        $15,598,453  $   662,360
                                                    ===========  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                            $ 1,394,967  $   193,633
  Bank overdraft                                         39,775            -
  Accrued liabilities                                 2,520,819      156,762
  Short-term debt - related party                        70,000            -
  Short-term debt                                     1,878,487      216,000
                                                    -----------  -----------
     Total Current Liabilities                        5,904,048      566,395
                                                    -----------  -----------
Stockholders' Equity
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 13,791,344 and 7,854,377
   shares issued and outstanding, respectively           13,791        7,854
  Additional paid-in-capital                         15,967,004    3,314,125
  Receivable from shareholders                       (1,646,751)  (2,150,900)
  Unearned compensation                                 (75,821)           -
  Unrealized loss on securities available for sale     (118,700)           -
  Accumulated deficit                                (4,445,118)  (1,075,114)
                                                    -----------  -----------
Total Stockholders' Equity                            9,694,405       95,965
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity          $15,598,453  $   662,360
                                                    ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                    For the Three Months      For the Nine Months
                                     Ended September 30,       Ended September 30,
                                   ------------------------  ------------------------
                                       2000        1999         2000        1999
                                   -----------  -----------  -----------  -----------
Sales                              $ 2,218,274  $   980,026  $ 4,999,583  $ 3,537,266

Cost of Sales                        1,028,271       30,249    2,597,129      227,120
                                   -----------  -----------  -----------  -----------
Gross Profit                         1,190,003      949,777    2,402,454    3,310,146
                                   -----------  -----------  -----------  -----------
Operating Expenses
  General and administrative         1,419,418    1,215,150    3,852,155    3,082,867
  Bad debt                              98,660      188,193      181,326      467,546
  Depreciation                          21,237        7,361       46,700       16,148
  Amortization of software costs       150,000            -      300,000            -
  Amortization of goodwill             602,761            -    1,007,382            -
                                   -----------  -----------  -----------  -----------
  Total Operating Expenses           2,292,076    1,410,704    5,387,563    3,566,561
                                   -----------  -----------  -----------  -----------
Loss From Operations                (1,102,073)    (460,927)  (2,985,109)    (256,415)
                                   -----------  -----------  -----------  -----------
Other Income (Expense)
  Other expense                        (73,778)           -      (74,045)           -
  Interest income                            -       12,471       14,674       24,411
  Interest expense                     (55,511)        (670)     (89,464)      (2,880)
                                   -----------  -----------  -----------  -----------
  Total Other Income (Expense)        (129,289)      11,801     (148,835)      21,531
                                   -----------  -----------  -----------  -----------
Loss Before Income Taxes            (1,231,362)    (449,126)  (3,133,944)    (234,884)

Income Tax Expense                           -            -     (236,060)           -
                                   -----------  -----------  -----------  -----------
Net Loss                           $(1,231,362) $  (449,126) $(3,370,004) $  (234,884)
                                   ===========  ===========  ===========  ===========
Basic and Diluted Loss per Share   $     (0.09) $     (7.23) $     (0.27) $     (3.78)
                                   ===========  ===========  ===========  ===========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculation                  13,515,483       62,114   12,261,691       62,114
                                   ===========  ===========  ===========  ===========

COMPREHENSIVE LOSS

Net Loss
                                   $(1,231,362) $  (449,126) $(3,370,004) $  (234,884)
                                   ===========  ===========  ===========  ===========
Other Comprehensive Loss
  Unrealized losses on investment
   in securities                      (118,700)           -     (118,700)           -
                                   -----------  -----------  -----------  -----------

Comprehensive Loss                 $(1,350,062) $  (449,126) $(3,488,704) $  (234,884)
                                   ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                                                      Accumulated
                                                                                                          Other      Total
                                    Common Stock      Additional   Receivable    Unearned                Compre-     Stock-
                                ---------------------   Paid-in       From        Compen-  Accumulated   hensive     holder
                                  Shares     Amount     Capital    Shareholders   sation     Deficit      Income     Equity
                                -----------  --------  -----------  -----------  --------  -----------  ----------  ----------
Balance - December 31, 1999       7,854,377  $  7,854  $ 3,314,125  $(2,150,900) $      -  $(1,075,114) $       -   $   95,965

Conversion of notes payable       3,425,623     3,426       54,810            -         -            -          -       58,236

Acquisition of StinkyFeet.com         7,500         8       33,592            -         -            -          -       33,600

Acquisition of Uniq Studios, Inc. 1,550,000     1,550    6,942,450            -         -            -          -    6,944,000

Acquisition of Totalinet.net.Inc.   150,000       150      671,850            -         -            -          -      672,000

Acquisition of Atlantic
 Technologies International, Inc.   238,200       238    1,074,962            -         -            -          -    1,075,200

Acquisition of Internet Software
 Solutions, Inc.                     60,000        60      268,740            -         -            -          -      268,800

Acquisition of KT Solutions, Inc.   500,000       500    3,583,500            -  (116,667)           -          -    3,467,333

Collection of receivable from
 shareholders                             -         -            -      504,149         -            -          -      504,149

Stock issued for services
 September 2000  $3.20 - $5.60
 per share                            5,644         5       22,975            -         -            -          -       22,980

Amortization of unearned
 compensation                             -         -            -            -    40,846            -          -       40,846

Increase in net unrealized loss
 on investment in securities              -         -            -            -         -            -   (118,700)    (118,700)

Net loss for the period                   -         -            -            -         -   (3,370,004)         -   (3,370,004)
                                -----------  --------  -----------  -----------  --------  -----------  ---------  -----------
Balance - September 30, 2000     13,791,344  $ 13,791  $15,967,004  $(1,646,751) $(75,821) $(4,445,118) $(118,700) $ 9,694,405
                                ===========  ========  ===========  ===========  ========  ===========  =========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements
                          enSurge, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                       For the Nine Months
                                                       Ended September 30,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Cash Flows From Operating Activities
 Net loss                                            $(3,370,004) $  (234,884)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation                                             46,700       14,942
 Amortization of software costs                          300,000            -
 Amortization of goodwill                              1,007,382            -
 Amortization of unearned compensation                    40,846            -
 Marketing expense paid with note payable
  and common stock                                        53,480            -
 Marketable securities acquired for
  services rendered                                     (531,200)           -
 Deferred income tax expense                             236,060            -
 Changes in operating assets and liabilities,
  net of effects from acquisitions:
   Accounts receivable                                  (129,561)    (401,311)
   Other                                                (105,282)    (104,380)
   Trade accounts payable                                616,153      158,236
   Accrued liabilities                                   486,791      160,645
                                                     -----------  -----------
 Net Cash Used in Operating Activities                (1,348,635)    (406,752)
                                                     -----------  -----------
Cash Flows From Investing Activities
 Payments to purchase businesses                         (10,000)           -
 Cash acquired in business purchases                       9,410            -
 Capital expenditures                                    (98,002)     (91,375)
                                                     -----------  -----------
 Net Cash Used in Investment Activities                  (98,592)     (91,375)
                                                     -----------  -----------
Cash Flows From Financing Activities
 Proceeds from borrowing under notes payable             958,533            -
 Principal payments on notes payable and
  purchase obligations                                   (55,195)           -
 Proceeds from borrowing under note payable
  to related party                                        31,000      553,500
 Payment on note payable to related party                (31,000)           -
 Collections on receivable from shareholders             504,149            -
 Bank overdraft                                           39,775            -
                                                     -----------  -----------
 Net Cash Provided by (Used in) Financing Activities   1,447,262      553,500
                                                     -----------  -----------
Net Increase in Cash and Cash Equivalents                     35       55,373

Cash and Cash Equivalents at Beginning of Period          13,345       20,468
                                                     -----------  -----------
Cash and Cash Equivalents at End of Period           $    13,380  $    75,841
                                                     ===========  ===========
Supplemental Cash Flow Information:
 Cash paid for interest                              $    58,678  $     2,880
                                                     ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)


Non-cash Investing and Financing Activities:

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

Notes payable in the amount of $58,236 were converted into 3,425,623 shares of common stock during the nine months ended
September 30, 2000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   enSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements-The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities for all periods since inception in 1998 and during the nine months ended September 30, 2000, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $3,000,000 from the issuance of common stock and the collection of the shareholder receivable of $1,646,751. There is no assurance that additional financing will be realized.

Long Lived Assets - The realizability of long-lived assets which includes software to be sold and marketed and goodwill is evaluated periodically when events or circumstances indicate a possibly inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon this analysis, no impairment losses were recognized in the accompanying financial statements.

On  October  11,  2000,  the Company's shareholders  changed  the
Company name from iShopper.com, Inc. to enSurge, Inc.

At December 31, 1999, the Company had receivables from shareholders of $2,150,900. During the nine months ended September 30, 2000, the Company collected $504,149 leaving a balance of $1,646,751. Management anticipates collecting the remaining receivable within six months.

NOTE 2 - ACQUISITIONS

The Company has issued restricted common stock in the following acquisitions. The Company's common stock began trading over the OTC Bulletin Board market in December 1999. Trading has consisted of approximately 12,000 to 16,000 shares per month. Accordingly, management of the Company does not believe the prices at which the common stock was sold over the thinly traded OTC Bulletin Board represent the fair value of the common stock. From January through June 2000, the Company was seeking to offer up to 600,000 restricted shares of its common stock in a private placement offering at $4.48 per share after offering costs. The offering price was established by an independent brokerage firm and the private placement offering was intended to be issued to several investors. Although there were no shares issued under the private placement offering, management believed the fair value of the restricted common shares was most clearly determined by the price of the private placement offering. That price, $4.48 per common share, was used to value the common shares issued in the following acquisitions.

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

TrafficX.com and enSurge.com

On March 31, 2000, the Company acquired the TrafficX.com and enSurge.com Web domain names, proprietary computer code, software and related products associated with those names by the payment of $5,500 and an obligation to pay $25,000 in equal monthly payments of $5,000 each from May 1, through September 1, 2000. The domain names and software is an Internet banner network service, which is provided either at no charge to customers or bundled with other software sold. Accordingly, the cost of the acquired domain names and software were accounted for as marketing costs and were charged to general and administrative expense when incurred. The Company has not made the required payments for May through August.

Uniq Studios, Inc.

On April 4, 2000, the Company entered into a Stock Exchange Agreement with Uniq Studios, Inc. ("Uniq") whereby the Company agreed to acquire all of the outstanding capital shares of Uniq in exchange for 1,500,000 restricted shares of the Company's common stock. The Company granted options to the four shareholders of Uniq, who are also key employees of Uniq, to purchase 500,000 additional restricted shares of the Company's common stock at a price equal to 80% of the market bid price for the Company's common stock on April 4, 2000, the closing date of the Stock Exchange Agreement. Two hundred fifty thousand options are exercisable upon Uniq achieving annual revenue of $2,500,000 by April 2001 and upon Uniq achieving a breakeven income. The remaining 250,000 options are exercisable upon Uniq achieving annual revenue of $7,500,000 by April 2002 and continued profitability. In addition, the Company issued 50,000 shares of common stock as finder's fees, which are also included in the purchase price. Uniq Studios, Inc. was formed immediately prior to the exchange discussed above by the transfer of all rights, title, assets and business interests of Uniq Studios, LLC and Uniq Multimedia, LLC (formerly known as Uniq Enterprises, LLC) to Uniq Studios, Inc.

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

Internet Software Solutions, Inc.

On May 31, 2000, the Company entered into a Stock Exchange Agreement with the shareholders of Internet Software Solutions, Inc. ("ISSI") whereby the Company agreed to acquire all of the outstanding capital shares of ISSI in exchange for 100,000 restricted shares of the Company's common stock. Of the 100,000 shares, 60,000 shares were issued and 40,000 shares will be held in escrow until and upon satisfaction of performance milestones similar to those for ATI.

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

The acquisition of KT was recorded using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options and warrants issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,120,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. These options vest over three years and deferred compensation will be recognized over that period. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $4,342,278 allocated to goodwill, which is being amortized over five years by the straight-line method.

The following unaudited pro forma financial statement data presents the results of operations of the Company as if the acquisitions discussed above had occurred at January 1, 2000 and 1999, respectively. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made at January 1, 2000 and 1999, respectively.

                                              For the Nine Months
                                               Ended September 30,
                                             ------------------------
                                                2000         1999
                                             -----------  -----------
   Revenue                                   $ 6,236,877  $ 5,790,911
   Net loss                                   (4,469,720)  (1,856,587)
   Basic and diluted loss per common share         (0.33)       (1.00)
                                             ===========  ===========

NOTE 3 - INVESTMENT IN SECURITIES

During the nine months ended September 30, 2000, the company entered into and completed a contract with iBonzai.com. As payment for services performed, the Company accepted 100,000 shares of iBonzai.com's stock. On the date of settlement, the shares had a market value of $531,000 or $5.312 per share. The shares are considered by management as available for sale securities. On September 30, 2000, the share price had decreased to $4.125 resulting in an unrealized loss of $118,700.

Marketable equity securities are classified as available-for-sale and are stated at fair value. At September 30, 2000, available-for-sale securities consisted of the following:

                                    Gross       Gross     Estimated
                                  Unrealized  Unrealized     Fair
                         Cost        Gains      Losses      Value
                      ----------  ----------  ----------  ----------
  Common Stocks       $  531,200          -   $  118,700  $  412,500

NOTE 4 - PROPERTY AND EQUIPMENT

Property  and  equipment consisted of the following at  September
30, 2000 and December 31, 1999:

                                            September 30, December 31,
                                                 2000        1999
                                              ----------  ----------
     Furniture and fixtures                   $   96,529  $   49,884
     Vehicles                                     28,500           -
     Computer equipment                          239,383     141,379
     Software for internal use                     1,170           -
                                              ----------  ----------
     Total Property and Equipment                365,582     191,263
     Less: Accumulated depreciation              (86,047)    (49,280)
                                              ----------  ----------
     Net Property and Equipment               $  279,535  $  141,983
                                              ==========  ==========

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $46,700 and $16,148, respectively.

NOTE 5 - SHORT TERM DEBT

Short term debt consists of the following:
                                                    September 30, December 31,
                                                         2000        1999
                                                       ----------  ----------
6.06% Notes payable, due November 1997, in
 default, secured by mining claims held previously
 by Sunwalker                                          $  126,000  $  126,000

5% Convertible debenture, converted into common stock           -      60,000

8% Notes payable, due July 2001, unsecured              1,231,000           -

Non-interest bearing obligations incurred in
 connection with acquisition of businesses, due
 through March 2001, unsecured                            521,487      30,000
                                                       ----------  ----------
  Total Short Term Debt                                $1,878,487  $  216,000
                                                       ==========  ==========
  Short Term Debt - Related Party                      $   70,000  $        -
                                                       ==========  ==========

The Company assumed $60,000 of 5% convertible promissory notes in October 1999 in connection with the acquisition of Sunwalker Development, Inc. The notes are convertible at $0.017 per share. On the date of the acquisition, the fair value of the Company's common stock was $0.01 per share. During the nine months ended September 30, 2000, the convertible promissory notes were converted into 3,425,623 shares of common stock.

NOTE 6 - PROVISION FOR INCOME TAXES

Including operating losses acquired in acquisitions, the Company has operating loss carry forwards of approximately $3,854,000 at September 30, 2000. The operating loss carry forwards expire from 2000 through 2015. Substantially all of the operating loss carry forwards are limited in the availability for use by the consolidated company. The net deferred tax asset consisted of the following at September 30, 2000:

  Deferred Tax Assets
     Operating loss carry forwards        $ 1,393,972
     Allowance for doubtful accounts           32,089
     Accrued liabilities                      417,708
     Unearned revenue                          19,228
     Unrealized loss on securities             44,275
     Stock-based compensation                  15,254
                                          -----------
     Total Deferred Tax Assets              1,922,526
                                          -----------
  Valuation Allowance                        (906,252)
                                          -----------
  Deferred Tax Liabilities
     Property and equipment                    (9,174)
     Software to be sold and marketed      (1,007,100)
                                          -----------
     Total Deferred Tax Liabilities        (1,016,274)
                                          -----------
  Net Deferred Tax Asset                  $         -
                                          ===========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In  1999, the Company entered into an operating lease for certain
office  equipment.   Future  minimum  lease  payments  under  the
operating lease as of September 30, 2000 are as follows:

          Year Ending December 31:
          2000                               $   777
          2001                                 1,290
                                             -------
          Total                              $ 2,067
                                             =======

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

Results of Operations
   Sales for the three months ended September 30, 2000 and 1999 were respectively, $2,218,274 and $980,026, which represents a 126% increase. Sales for the nine months ended September 30, 2000 and 1999 were respectively, $4,999,583 and $3,537,266, which represents a 41% increase. The Company's principal source of revenue during 1999 were sales from web sites and merchant accounts sold. The Company's current quarter sources of revenue have changed due to the acquisition of several companies. Revenue sources for the three and nine months ending September 30, 2000 consisted of sales from web site development, merchant accounts, software services, software and hardware sales. Service revenues consist of fees for application development and implementation. Sales per entity for the three and nine months ended September 30, 2000 were respectively: enSurge, Inc. - $531,200 and $531,200, Outbound Enterprises, Inc. - $552,849 and $2,859,209, iShopper Internet Services, Inc. - $10,549 and $28,005, Uniq Studio's, Inc. - $179,425 and $300,925,
Totalinet.net, Inc. - $92,094 and $142,373, Atlantic Technologies International, Inc. - $625,870 and $820,975, and KT Solutions - $226,287 and $344,600.

  Cost of sales for the three months ended September 30, 2000 and 1999 were respectively, $1,028,271 and $30,249. Cost of sales for the nine months ended September 30, 2000 and 1999 were respectively, $2,597,129 and $227,120. The increase in cost of sales is due to change in our sales direction. These costs were mainly from commission expenses paid to a third party sales group. As we acquire other companies, our cost of sales mixture will change. The gross profit for the three months ended September 30, 2000 and 1999 were respectively, $1,190,003 and $949,777, which represents a 25% increase. The gross profit for the nine months ended September 30, 2000 and 1999 were respectively, $2,402,454 and $3,310,146.

   General and administrative expenses for the three months ended September 30, 2000 and 1999 were, respectively, $1,419,418 and $1,215,150. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were respectively, $3,852,154 and $3,082,867. Corporate overhead expenses for the three and nine months ended September 30, 2000 consisted of $467,882 and $1,417,566, respectively. The remaining general and administrative expenses for the three and nine months ended September 30, 2000 of $951,536 and $2,434,588 respectively, are from operations and purchases of other companies.

   Due to the Company's acquisitions, amortization expense has increased dramatically. Depreciation and amortization expense for the three months ended September 30, 2000 and 1999 were, respectively, $773,999 and $7,361. Depreciation and amortization expense for the nine months ended September 30, 2000 and 1999 were $1,354,083 and $16,148 respectively. For the three and nine months ended September 30, 2000, amortization expense was $752,761 and $1,307,381 respectively, which represents goodwill due to acquisitions.

Liquidity and Capital Resources

   The Company has financed its operations to date primarily through private placements of equity securities, loans, and current sales. The Company has had net losses annually since inception (1998) and we have incurred net losses through September 30, 2000. However, on September 30, 2000, the Company had capital equity of $9,738,680, due to several acquisitions. The Company's growth strategy is through acquisitions, which has inherent and expected overhead and transition costs for one to six periods. Due to this, the Company has had continued losses, however, through this continued growth, we expect this trend of losses to level off and the overhead and costs will become more manageable. The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include a private placement offering of up to $3,000,000 from the issuance of common stock and the collection of receivables from shareholders of $1,646,751. There is no assurance that additional financing will be realized or collection of the receivables from shareholders.

   We had negative working capital of $(4,275,199) on September 30, 2000 compared to $(357,331) at September 30, 1999. The
Company plans on converting some debt to equity and raising funds through our private placement. We also currently have receivables from shareholders in the amount of $1,646,751, which we expect to collect in the next three months. This funding should be sufficient to cover our operations and working capital requirements for the next six months.

    The direction of the Company continues to move toward purchasing and acquiring Internet and technology based businesses that will complement our current business activities. We are currently in the process of raising approximately $3 million through a private placement memorandum. This capital infusion will be used for the above noted purchases and any future working capital needs.

   The Company's working capital and other capital requirements for the foreseeable future will vary based upon the number of companies acquired and if those acquisitions are cash or stock related. The Company is working to obtain additional funding from several sources, including the private placement. This funding is moving forward, however, there can be no assurance that additional funding will become available.

   Through our operating subsidiaries, we are developing  various
Internet-based services and we are executing an overall business plan that requires significant additional capital for among other uses:

      acquisitions,
      expansion into new domestic and international markets, additional management and personnel.

     Furthermore, our funding of working capital and current operating losses will require some additional capital investment.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is a defendant in various lawsuits, which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 11, 2000, enSurge, Inc. held a special meeting of shareholders to vote on the following items:

  1. To consider and vote upon a name change of the Company from "iShopper.com, Inc." to "enSurge, Inc."
  2.   To consider and vote upon the Company's 2000 Stock Option
       Plan.

The outcome of each item was as follows:
                                                         Withhold or
                                                For       Against
                                             ----------  ----------
       Item 1 - Name Change                  10,924,237     250,475
       Item 2 - 2000 Stock Option Plan       10,871,214     303,498

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.


     2.1  Agreement and Plan of Merger  dated  October 7, 1999, by and between Sunwalker Development, Inc. and ECenter, Inc. (2)
     2.2  Agreement and Plan of Merger dated  January 31, 2000,  by and among iShopper.com, Inc. and StinkyFeet.com, Inc. (2)
     2.3  Stock Exchange Agreement by and among iShoppers.com, Inc., and Uniq
     2.4  Studios Inc.(2)
     2.5  Stock Exchange Agreement by and among iShoppers.com, Inc., and Totalinet.net, Inc. (2)
     2.6  Business purchase and stock acquisition agreement dated June
           1, 2000 by and among iShopper.com,Inc. and Atlantic Technologies International, Inc.(3)
     2.7  Business Purchase and Stock Acquisition Agreement dated June
           1, 2000 by and among iShopper.com, Inc., and Internet Software Solutions, Inc. (3)
     2.8  Stock Exchange Agreement dated June 1, 2000 by and among
           iShoppers.com, Inc., and KT Solutions, Inc.    (4)
     3.1 Certificate of Incorporation for iShopper.com, Inc., as amended, filed with the Form 10-Q dated September 30, 1999 (1)
     3.2  Amended and Restated Bylaws of iShopper.com,Inc., filed with the Form 10-Q dated September 30, 1999. (1)
    10.1  Business Purchase and Stock  Acquisition Agreement dated
           November 1, 1999, by and among iShoppers.com.Inc., and Nowseven.com, Inc.,(2)
    10.2 Employment Agreement dated November 22, 1999, between iShopper.com, Inc. and Douglas S. Hackett (2)
    10.3 Memo of Understanding dated December 1, 1999, between iShopper.com. Inc. and William E. Chipman, Sr. (2)
    10.4 Memo of Understanding dated December 1, 1999, between iShopper.com. Inc. and Lance King. (2)
    27    Financial Data Schedule. (5)

(1) Incorporated by reference to the same numbered exhibits as filed with the Company's September 30, 1999 Form 10-QSB filed November 23, 1999
(2) Incorporated by reference to the same numbered exhibits as filed with the Company's
       1999 Annual Report on Form 10-KSB filed April 13, 2000.
(3)  Incorporated by reference to the Company's Form 8-K filed
       June 16, 2000 as amended on August 22, 2000.
(4)  Incorporated by reference to the Company's Form 8-K filed
       August 22, 2000.

(5)  Filed herewith

(b)   Reports on Form 8-K

During the period covered by this report, the Company filed the following reports on Form 8-K:

On May 10, 2000, as amended on June 26, 2000, reporting the April
4, 2000 acquisition of Uniq Studios, Inc.

On June 16, 2000 as amended on August 22, 2000, reporting the
June 1, 2000 acquisitions of Atlantic Technologies International,
Inc and Internet Software Solutions, Inc.

On August 22, 2000 reporting the June 1, 2000 acquisition of KT
Solutions, Inc.

OTHER ITEMS

   There were no other items to be reported under Part II of this report.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        enSurge, Inc.

Date: November 14, 2000            /s/ Douglas S. Hackett
                                   --------------------------
                                   Douglas S. Hackett
                                   President, Chief Executive
                                   Officer and Director