Form 10KSB
period 2000-12-31
ISHOPPER COM INC
filed 2001-05-22
CIK 789879

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB
(Mark One)
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ____________ to ____________

               Commission File Number 033-03275-D

                          ____________

                          EnSurge, Inc.
                 [Formerly, iShopper.com, Inc.]
     (Exact Name of Registrant as Specified in its Charter)

                Nevada                           87-0431533
    (State or Othe Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)            Identification  No.)

  8722 South 300 West, Suite 106
       Sandy, UT                                   84070
 (Address of Principal                           (Zip Code)
   Executive Offices)

                         (801) 984-9300
      (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for its most recent fiscal year were $976,825.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May
16, 2001 was approximately $2,158,016.

     The registrant had issued and outstanding 71,933,875 shares of its common stock on May 16, 2001.

/1/

                          EnSurge, INC.
                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2000

PART I
  ITEM 1.  BUSINESS                                                    1
  ITEM 2.  PROPERTIES                                                  6
  ITEM 3.  LEGAL PROCEEDINGS                                           6
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         6

PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                         7
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION
           AND RESULTS OF OPERATIONS                                   9
  ITEM 7.  FINANCIAL STATEMENTS                                       15
           REPORT OF INDEPENDENT ACCOUNTANTS                          16
           CONSOLIDATED BALANCE SHEETS                                17
           CONSOLIDATED STATEMENTS OF OPERATIONS                      18
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            19
           CONSOLIDATED STATEMENTS OF CASH FLOWS                      20
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 21
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING
           AND FINANCIAL DISCLOSURE                                   31

PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT                                                        32
  ITEM 10. EXECUTIVE COMPENSATION                                     33
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                33
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             34
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                           34
           SIGNATURES                                                 35
           EXHIBIT INDEX                                              36
           SUBSIDIARIES OF THE REGISTRANT                   Exhibit 22.1
           POWER OF ATTORNEY                                Exhibit 24.1

/2/
                             PART I

ITEM  1.  BUSINESS

     EnSurges'  strategy includes acquiring or  taking  strategic
positions   in  companies  that  have  synergies  with  EnSurges'
portfolio   of  holdings.   Current  EnSurge  holdings   include:
NowSeven.com, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc., iShopper Internet Services, Inc. and ZaiBon, Inc.

     EnSurge   offers  its  portfolio  companies  two   important
products and services: 1) expert management and strategic advice and 2) synergies created by the network of companies in the EnSurge portfolio.

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

     Effective October 7, 1999 the Company merged with ECenter, Inc, a Utah corporation. Subsequently, the Company changed its name to iShopper.com, Inc. ("iShopper.com"). As a result of the merger, the Company had two wholly-owned subsidiaries: Outbound Enterprises, Inc. and iShopper Internet Services, Inc. A total of 125,000 shares of the Company's common stock were issued pursuant to the merger. Effective November 1999, the Company refocused its efforts into becoming an Internet holding company. In September 2000, Outbound Enterprises discontinued its operations.

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

     On April 7, 2000, the Company purchased Totalinet.net, Inc. for 200,000 shares of the Company's common stock. Effective December
5, 2000 Totalinet.net, Inc. discontinued its operations.

     On May 31, 2000, the Company purchased Atlantic Technologies
International, Inc. for 238,200 shares of the Company's common stock. Effective April 27, 2001 Atlantic Technologies
International, Inc. discontinued its operations.

/3/

     On May 31, 2000, the Company purchased Internet Software
Solutions, Inc. for 100,000 shares of the Company's common stock.
Effective April 27, 2001 Internet Software Solutions, Inc.
discontinued its operations.

     On June 1, 2000, the Company purchased KT Solutions, Inc. for 500,000 shares of the Company's common stock and options to purchase 250,000 additional shares of the Company's common stock. Effective April 1, 2001, the Company sold KT Solutions Inc. to Knowledge Transfer Systems, Inc. for 8,000,000 shares of common stock.

     On October 18, 2000, the Company changed its name from iShopper.com, Inc to EnSurge, Inc.

     On February 5, 2001, the Company created a new subsidiary named ZaiBon, Inc. ZaiBon intends to acquire certain contracts from Virtual Market Solutions.com, Inc. for 125,000 shares of common stock during the second fiscal quarter. When the transaction is finalized, ZaiBon will be a wholesale internet service provider and provide prepaid internet services.

     On  February  15, 2001, the company did a 5  for  1  forward
split.   Providing  each shareholder five shares  for  every  one
shares with they owned. Prior to the split the company had 14,386,775 shares issued and outstanding and subsequent to the split the company had 71,933,875 issued and outstanding.

     EnSurges' executive management, board of directors and outside consultants have extensive contacts in the Technology business market. EnSurge is looking to expand its portfolio of business holdings with Technology based companies that have the following general characteristics 1) synergies with current EnSurge holdings, 2) positive or at least break-even cash flow,
3) need for investment and strategic positioning to achieve the next level of growth.

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

     These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

     . changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

     . our ability to raise sufficient capital to meet operating requirements,

     . various competitive factors that may prevent us from competing successfully in the marketplace, and

     . changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

/4/

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

Strategy & Market Opportunity

      The EnSurge strategy is to create shareholder value by developing a portfolio of Technology based company holdings that either 1) become a permanent, cash-flow positive fixture in the companies holdings, 2) achieve the next level of growth and are the target of a strategic acquisition by a third-party, or 3) pursue an initial public offering and 4) assisting companies to be transformed into Internet related business. While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that exceed expectations and some holdings that will not reach their full potential.

     EnSurges' corporate headquarters in Sandy, Utah provides the Company an excellent opportunity to pursue the many local deals in the Salt Lake City and Intermountain area. Utah is one of the ten fastest-growing states in the United States. A great deal of this growth is coming from the high-technology sector. The influx of technology companies in combination with the excellent universities and colleges in the Salt Lake City area make for a vibrant new technology business environment.

Competitive Conditions

     Simply stated, EnSurges competition can be defined as those companies or organizations that will be competing for the deals in which EnSurge interested. Since EnSurge will not be looking to be the first or seed investor in a company, the Company does not believe it will be competing with the venture capital firms in Utah and elsewhere. Rather, EnSurge often receives deal flow from venture firms who understand the possible benefits of their company's inclusion in the EnSurge portfolio.

      Since EnSurge is pursuing companies in many different product and service sectors of the Technology sector, it is impossible to list all the possible competitors that may pose a serious future competitive threat to the companies in the growing EnSurge portfolio.

Products & Services - Current

     EnSurge   offers  its  portfolio  companies  two   important
products and services: 1) expert management and strategic advice and 2) synergies created by the network of companies in the EnSurge portfolio.

     The products and services of EnSurges wholly owned companies as of May 5, 2001 include the following: NowSeven.com, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc., iShopper Internet
Servcies, Inc. and ZaiBon, Inc.

Marketing Services

       NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to
Technology  and  Internet  based  companies.   The  Company  owns
electronic databases, mailing lists as well as offering electronic press release services and Internet marketing tools.

Internet Browser and Commerce Tool

      Uniq Studios has developed revolutionary browser and multi-media technology that could potentially revolutionize the look and feel of the e-commerce experience. The market for such technology is enormous and growing at a staggering pace.

/5/

Research & Development

     EnSurge understands that technological innovation is often a key to success in the Technology and Internet business market. Further, the pace of technological innovation in the Internet business market is incredibly rapid. It can be daunting for a single company to try to keep pace with technological change on all levels. This challenge is actually a market advantage for EnSurge, because it is continually bringing in new companies into its portfolio, these companies are bringing new tools and quite often, cutting edge technology that can be shared with the other companies in the EnSurge portfolio.

     However, because technology innovation is so central to success in the Technology and Internet business sector, EnSurge still expects its member companies to incur research and development expenses during the initial development phase of new products and services.

Marketing and Sales

      EnSurge markets and sells the products of its portfolio companies through dedicated staff at the respective companies. EnSurge believes that its portfolio companies should maintain close relationships with their customers, an interaction facilitated through dedicated sales and marketing staff.

Employees

       As of May 16, 2001, EnSurge and its subsidiaries employed a total of 10 persons. We believe our relations with our employees are good. None of our employees are associated with unions.

Environmental Standards

     The Company is not involved in any project that would effect the environment.


ITEM 2.   PROPERTIES

      Our corporate facility is located at 435 West Universal Circle, Sandy, Utah 84070. This facility is leased on a month to month basis for $1,000. We believe that this property is suitable for our immediate needs, however, as the Company grows there will be a need for a larger facility. EnSurge, NowSeven, Stinkyfeet and ZaiBon are located and managed at the corporate facility.

     Uniq Studios, Inc. facility is located at 761 West 1200 North, Suite 100, Springville, Utah 84663. We believe that this property is suitable for our immediate needs. This facility is leased on a three-year basis, with the lease ending in February 2003, for $2,569 per month for the first year, $2,620 for the second year, and $2,673 for the third year. The lease is currently in its second year.

/6/

ITEM 3.   LEGAL PROCEEDINGS

EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $771,937.
Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

E-Commerce Exchange. v. Outbound Enterprises/iShopper.   On
December 18, 2000, E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, Sandy Department seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, a settlement arrangement has been finalized to be paid out through receivables, however, until the obligation is paid in full the judgment remains unsatisfied.

Media Source, Inc. v. iShopper Internet Services, Inc.    In
April 2000, Media Source, Inc brought suit in the Fourth Judicial District Court, Utah County, Utah, against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed.

MediaBang. L.C. v. iShopper Internet Services, Inc. In April 2000, iShopper Internet Services was informed that MediaBang had filed suit in the Third Judicial District Court, Salt Lake County, Utah, against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. An initial settlement installment of $2,000 was paid in November 2000 reducing the liability to $5,000, which amount is still outstanding. The Company remains committed to the settlement commitment but has been unable as of this date to satisfy the balance owed. MediaBang has reserved the right to reassert claims and to reinstitute the lawsuit against iShopper Internet Services in the event that the settlement amounts are not received. As of this date, however, no new lawsuit has been commenced.

Positive Response, Inc. v. iShopper Internet Services, Inc.
In July 2000, Positive Response brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 have been made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%.

IOS Capital, Inc. v. iShopper Internet Services, Inc.    In
January 2001, IOS Capital brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 disputing plaintiff's claims in part and inviting the plantiff to retrieve both items of equipment. The lawsuit remains at that stage.

/7/

OneSource.com v. Outbound Enterprises and enSurge, Inc.    In
October 2000, OneSource.com brought suit in the Third Judicial District Court, Salt Lake City, Utah, against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle judgment as funds become available.

Pacific Media Duplication, LLC v. iShopper.com, Inc.,
TotaliNet.net, Inc. and Richard Scavia.    In January 2001,
Pacific Media brought suit in the Superior Court of California, San Diego County, against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. While it remains interested in negotiating a resolution with Pacific Media, as it is able to do so, it has reserved all rights it may have to raise any defenses available in the event that Pacific Media seeks to enforce the judgment where the Company conducts business.

Paychex, Inc. v EnSurge, Inc. and Subsidiaries. In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: EnSurge, Inc. $45,146, iShopper Internet Services, Inc. $13,247, Totalinet.net, Inc. $17,416, Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As the Company obtains funds it will seek opportunity to resolve these matters.

NCX Corporation v Atlantic Technologies International, Inc. In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. No further action has taken place at this time.

Allison Ewrin Company v Atlantic Technologies International, Inc. On April 7, 1999, Allison Erwin Compnay filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. No further action has taken place at this time.

Scanport, Inc. v Atlantic Technologies International, Inc. On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. No further action has taken place at this time.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. No further action has taken place at this time.

/8/

US Drive Technology Corporation v Atlantic Technologies International, Inc. On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. No further action has taken place at this time.

Trogon Computer Corporation v Atlantic Technologies International, Inc. On June 15, 1999, Trogon Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. No further action has taken place at this time.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 11, 2000 the Company held a special stockholder meeting and held a vote for the following two items:

          1. To change the corporate name from iShopper.com, Inc to EnSurge, Inc.

    Votes For - 10,924,237   Votes Abstain  -  0   Votes Against - 250,475

          2.    For the Company to adopt a stock option plan.

    Votes For - 10,871,214   Votes Abstain - 15,875   Votes Against - 287,623


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Price Range of Common Stock

     Our common stock trades on the OTC Bulletin Board under the symbol [ENSG]. The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated, as reported by OTC. Prior to December 23, 1999, there was no known public trading in our common stock. Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

/9/
                                    HIGH            LOW
            --------------------------------------------
            1999
            --------------------------------------------
            First Quarter           $N/A           $ N/A

            Second Quarter           N/A             N/A

            Third Quarter            N/A             N/A

            Fourth Quarter           1/8             1/8


            2000
            --------------------------------------------
            First Quarter          $12.00          $ 1/8

            Second Quarter          10.65           7.00

            Third Quarter            8.06           4.00

            Fourth Quarter           6.25           1.75


Approximate Number of Equity Security holders

     On May 16, 2001, there were 298 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

     We  do not presently pay dividends on our common stock.   We
intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.


ISSUANCE OF SECURITIES
      During the fourth quarter and to date the following securities were issued:

 . On  October  30,  2000, the Company issued  57,653  shares  to
   James W. Corcoran in payment for debt of $230,612. This debt was paid down by the Company for and on behalf of KT Solutions, Inc. The shares were issued at a value of $4.00 per share. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

 . On  October  30,  2000, the Company issued  30,805  shares  to
   Theodore F. Belden in payment for debt of $123,219. This debt was paid down by the Company for and on behalf of KT Solutions, Inc. The shares were issued at a value of $4.00 per share. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

/10/

 . On  November 3, 2000, the Company issued 10,000 shares to  HCS
   Financial, Inc. for services of the Corporation as a "Public Relations" firm. The shares were issued at a value of $4.00 per share. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

 . In a private placement conducted in December, 2000, the Company issued 29,421 shares of its restricted common stock at $2.36 for consideration of $69,418. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.


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

     These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

     . changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

     . our ability to raise sufficient capital to meet operating requirements,

     . various competitive factors that may prevent us from competing successfully in the marketplace, and

     . changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

Results of Operations
     The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 7 of this Report.

/11/
                                      Year          Year
                                      Ended         Ended
                                     Dec. 31,      Dec. 31,
                                       2000         1999
                                    -----------   ----------
  Revenue:                          $   976,825   $        0

  Expenses (including selling,
  general and administrative)         3,669,216      312,964
                                    -----------   ----------

  Net loss                          $ 7,147,511   $  914,051
                                    ===========   ==========

      During the fiscal year 2000 and through today's date the Company has discontinued operations of three subsidiaries, sold one entity and is in the process of selling another. The Company maintains four subsidiaries and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

     Sales for the twelve months ended December 31, 2000 and 1999 were respectively, $976,825 and $0. The Company's principal source of revenue for 2000 was from web design, digital animation and flash work sales. Uniq Studios, Inc. and Ziabon, Inc. are the only two remaining companies with sales and operations.

      Cost of sales for the twelve months ended December 31, 2000 and 1999 were, respectively, $453,461 and $0. These costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

      General  &  Administrative expenses for the  twelve  months ended  December 31, 2000 and 1999 were, respectively,  $2,290,164 and $75,054. These costs were mainly to keep operations of the parent and other companies viable.

     Bad Debt expense for the twelve months ended December 31, 2000 and 1999 were, respectively, $47,325 and $0. The balance of this expense is write-offs of account receivables, which were sales financed for a period of twelve months. Some of these clients have not continued with their payment plan. These receivables are turned over to a collection agency after 90 days of no payment and were written off at that time. If there is a collection on the receivable, then the sale will be recorded at that time.

     During 2000 the Company purchased the following companies, which included goodwill as stated: Totalinet.net, Inc. $764,760, Uniq Studio's, Inc. $5,460,273, Atlantic Technologies International, Inc. $1,074,225, Internet Software Solutions, Inc. $302,678, and KT Solutions, Inc. $4,342,278. All of these subsidiaries were either sold or discontinued except for Uniq Studio's, which had amortization expense of $1,289,391.

     Included in revenue is a service contract which was completed and was paid for with stock. The total contract was for $531,000 and was valued the current stock price at completion of the contract. Subsequent to year end that stock has dramatically dropped in value, and it is managements opinion that this drop in stock price is permanent. Thus, the company has written off the difference in value from when the stock was obtained and subsequent to year end for a total write-off of $500,000.

     At year end December 31, 1999, the Company recorded a tax benefit of $236,060 due to plans of being profitable and to use the tax loss carry forward and the tax benefit. However, due to continued losses from operations, it was determined that the company would not be able to use the tax benefit and has written off the benefit of $236,060 to be used at some later date.

/12/

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. Also, the Company has or is in the process of selling the following subsidiaries: iShopper Internet Solutions, Inc. and KT Solutions, Inc. The total loss from discontinued operations or selling of subsidiaries and disposal of discontinued operations was $3,082,069 and $382,586, respectively.

      EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $771,937.
Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception (1998) and we have incurred net losses in each year. We had negative working capital of $4,161,526 at December 31, 2000 compared to $155,008 on December 31, 1999.

     The direction of the Company is going toward purchasing and acquiring Technology and Internet based businesses which will complement our current business activities. The Company currently has no letters of intent or plans for the purchase of other subsidiaries. We are continually searching for ways of raising capital through private placement of the company's stock or notes secured by stock. This capital infusion will be used for working capital needs. The Company's working capital and other capital requirements have decreased due to the closure and sale of several of its subsidiary's. However, there is still a large need for capital due to accounts and notes payable. Furthermore, our funding of working capital and current operating losses will require additional capital investment. There can be no assurance that additional funding will become available.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We Have No Significant Operating History.

     As  a  newly  emerging company commencing  business  in  the rapidly changing Technology and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

We  Incurred Operating Losses for the Current Year, but  Plan  on
Profits for the Coming.

     At December 31, 2000, our accumulated deficit since inception was $8,736,459. For the twelve months ended December 31, 2000, we incurred a net loss of $7,147,511. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our current expense levels are approximately $60,000 per month. Also, through further sales of our subsidiaries, we expect our revenue will exceed our expenses, thus we are planning for a profitable year.

/13/

We Have Significant Funding Needs.

     We require capital funds to continue in our growth plans and acquisitions. We have a few avenues which we are pursuing to obtain the needed funds for growth. These funds will be given to the Company in exchange for equity, note payables or sale of investment equities. However, we can provide no assurance that the proceeds from the offerings will be sufficient to cover our cash requirements. If adequate funds are unavailable, we may delay, curtail, reduce the scope of or eliminate the expansion of our operations, acquisitions and/or our marketing and sales efforts which could have a material adverse effect on our financial condition and business operations.

As  a  Start-Up  Company,  Our Quarterly  Operating  Results  May
Fluctuate.

     Based on our business and industry and as a start-up company, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

     . our ability to attract new customers at a steady rate and maintain customer satisfaction,

     . the demand for the products and services we intend to market,

     . the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

     . the introduction of new or enhanced services by us or our competitors, and

     . economic conditions specific to the Technology, internet, e-commerce or all or a portion of the technology market.

As a Technology Based Company, We are in an Intensely Competitive
Industry.

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

     We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     . the timing and market acceptance of our business model,

     . our competitors' ability to gain market control,

     . the success of our marketing efforts,

     . acquisitions of companies with new internet models or technology,

     . refocusing companies to internet based models,

     . using current relations to extend all business sales and marketing.

/14/

The  Future  Success of Our Business Depends on  Our  Ability  to
Acquire Profitable, Growing Companies.

     Our success depends in large part upon our ability to attract new business mergers and acquisitions. The inability to acquire high growth companies could have a material adverse impact on our results of operations. It is not difficult to locate new and growing companies, but there is no guarantee the companies we feel are high growth, technology related will meet our expectations. However, we have an acquisition formula we feel is appropriate for our growth plans.

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

We  Must Develop, Produce and Establish New Products and Services
That Keep Up With Rapid Technological Change.

     The market for Internet services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

     . develop  and  introduce new services that keep  pace  with
       technological    developments   and   emerging    industry
       standards; and

     . address the increasingly sophisticated and varied needs of customers.

     Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks.
Such failure would have a material adverse effect on our operating results and financial condition.

/15/

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

The Volatility of Our Securities Prices May Increase.

     The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

     . quarter to quarter variations in operating results,

     . adverse news announcements,

     . the introduction of new products and services, and

     . market   conditions  in  the  Internet-based  professional
       services, business, and business-to-business e-commerce.

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

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock.

     We currently have 1,253,000 outstanding options. The exercise of all of the outstanding options would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options will likely exercise the options when we probably could obtain any needed capital on terms more favorable than those provided by these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Our  Failure to Manage Future Growth Could Adversely  Impact  Our
Business Due to the Strain on Our Management, Financial and Other
Resources.

/16/

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


Outlook

      The EnSurge strategy is to create shareholder value by developing a portfolio of Technology based company holdings that either 1) become a permanent, cash-flow positive fixture in the companies holdings, 2) achieve the next level of growth and are the target of a strategic acquisition by a third-party, or 3) pursue an initial public offering and 4) assisting companies to be transformed into Internet related business. While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that exceed expectations and some holdings that will not reach their full potential.

      EnSurges' management believes that there is tremendous market opportunity for the Company's strategy. EnSurge believes that many of the Technology based companies, which have struggled this past year will find it difficult to achieve their growth goals on their own. They will be looking to reap the synergistic rewards of being a member company in an attractive portfolio of companies. As many young companies can see, the network of privileged relationships afforded to companies who are part of a larger portfolio can often make the difference between success and failure of the business venture.

     EnSurges' corporate headquarters in Sandy, Utah provides the Company an excellent opportunity to pursue the many local deals in the Salt Lake City and Intermountain area. Utah is one of the ten fastest-growing states in the United States. A great deal of this growth is coming from the high-technology sector. The influx of technology companies in combination with the excellent universities and colleges in the Salt Lake City area make for a vibrant new technology business environment.

Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.


ITEM 7.   FINANCIAL STATEMENTS

      The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this
Report:

PART II

ITEM 7.  FINANCIAL STATEMENTS

                          enSURGE, INC.

                  INDEX TO FINANCIAL STATEMENTS

                                                                     Page

  Report of Independent Certified Public Accountants (Hansen,
    Barnett & Maxwell)                                                F-2

  Report of Independent Auditors (Crouch, Bierwolf & Chisholm)        F-3

  Consolidated Balance Sheets - December 31, 2000 and 1999            F-4

  Consolidated Statements of Operations and Comprehensive Loss
   for the Years Ended December 31, 2000 and 1999                     F-5

  Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1999 and 2000                                   F-6

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                         F-7

  Notes to Consolidated Financial Statements                          F-8

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                   (801) 532-2200
Member of AICPA Division of Firms                Fax (801) 532-7944
      Member of SECPS                        345 East 300 South, Suite 200
Member of Summit International Associates   Salt Lake City, Utah 84111-2693



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders enSurge, Inc.

We have audited the accompanying consolidated balance sheets of enSurge, Inc., a Nevada corporation, and Subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of enSurge, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and at December 31, 2000, had negative working capital. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
May 15, 2001

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of enSurge, Inc. and Subsidiaries

We  have  audited the accompanying consolidated balance sheet  of
enSurge,  Inc.  (a  Nevada Corporation) and  subsidiaries  as  of
December 31, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enSurge, Inc. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 28, 2000

                          enSURGE, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                  ------------------------
                                                     2000         1999
                                                  -----------  -----------
                             ASSETS
Current Assets
 Cash                                             $       287  $    13,935
 Investment in securities available for sale           81,840            -
 Trade accounts receivable (net of allowance
  for doubtful accounts of $19,625 and
  $138,028, respectively)                                 500      130,886
 Deferred income tax benefit                                -      236,060
 Notes receivable                                      60,000            -
 Other current assets                                   4,276       30,515
                                                  -----------  -----------
  Total Current Assets                                146,903      411,396

Property and equipment (net of $16,981 and
 $49,280 of accumulated depreciation,
 respectively)                                         73,609      141,983

Deposits                                                3,841      108,981
Software to be sold and marketed (net
 of accumulated amortization of $450,000)           2,550,000            -
Net assets of discontinued operations               2,978,162            -
Goodwill (net of accumulated amortization
 of $839,391)                                       3,527,174            -
                                                  -----------  -----------
Total Assets                                      $ 9,279,689  $   662,360
                                                  ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                           $   633,417  $   304,654
 Bank overdraft                                        35,675            -
 Accrued liabilities                                1,934,958       45,741
 Notes payable - related party                        123,258            -
 Notes payable                                      1,584,122      216,000
 Liabilities of discontinued operations             1,090,184            -
                                                  -----------  -----------
  Total Current Liabilities                         5,401,614      566,395
Stockholders' Equity                              -----------  -----------
 Common stock - $0.001 par value; 100,000,000
  shares authorized; 12,952,080 and 6,915,091
  shares outstanding, respectively                     12,952        6,915
 Additional paid-in-capital                        14,538,345    1,668,313
 Receivable from stockholders                               -     (504,149)
 Unearned compensation                                (57,075)           -
 Unrealized gain on investment in securities
  available for sale                                   20,640            -
 Accumulated deficit                              (10,636,787)  (1,075,114)
                                                  -----------  -----------
Total Stockholders' Equity                          3,878,075       95,965
                                                  -----------  -----------
Total Liabilities and Stockholders' Equity        $ 9,279,689  $   662,360
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          enSURGE, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                                                       2000         1999
                                                    -----------  -----------

Sales                                               $   976,825  $         -

Cost of Sales                                           453,461            -
                                                    -----------  -----------
Gross Profit                                            523,364            -
                                                    -----------  -----------
Expenses
 General and administrative                           2,382,458       83,251
 Amortization of software costs                         450,000            -
 Amortization of goodwill                               839,391            -
 Impairment of goodwill                               1,160,308      229,713
   Interest expense                                      81,059        2,621
   Write down of marketable security                    500,000            -
                                                    -----------  -----------
  Total Expenses                                      5,413,216      315,585
                                                    -----------  -----------
Loss From Continuing Operations Before
 Income Taxes                                        (4,889,852)    (315,585)

Income Tax Benefit (Expense)                           (236,060)      86,386
                                                    -----------  -----------
Loss From Continuing Operations                      (5,125,912)    (229,199)
                                                    -----------  -----------
Discontinued Operations
 Loss from operations of discontinued operations
  (net of income tax benefit of $0 and $147,424,
  respectively)                                      (4,053,175)    (684,852)
 Loss on disposal of discontinued operations           (382,586)           -
                                                    -----------  -----------
  Loss from Discontinued Operations                  (4,435,761)    (684,852)
                                                    -----------  -----------
Loss Before Extraordinary Item                       (9,561,673)    (914,051)

Extraordinary Item
 Loss on casualty (net of income tax benefit
  of $2,050)                                                  -      (13,450)
                                                    -----------  -----------
Net Loss                                            $(9,561,673) $  (927,501)
                                                    ===========  ===========
Basic and Diluted Loss Per Common Share
 Continuing Operations                              $     (0.47) $     (0.06)
 Discontinued Operations                                  (0.41)       (0.62)
 Extraordinary Loss                                           -        (0.01)
                                                    -----------  -----------
 Net Loss                                           $     (0.88) $     (0.69)
                                                    ===========  ===========

Basic and Diluted Weighted Average Common
 Shares Outstanding                                  10,914,527    1,349,234
                                                    ===========  ===========
Comprehensive Loss
 Net loss                                           $(9,561,673) $  (927,501)
 Unrealized gain on investment in securities
  available for sale                                     20,640            -
                                                    -----------  -----------
 Comprehensive Loss                                 $(9,541,033) $  (927,501)
                                                    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              enSURGE, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                          Unrealized
                                                                                           Gain on                    Total
                                   Common Stock      Additional  Receivable    Unearned   Investment              Stockholders'
                             ----------------------    Paid-in      From        Compen-       In      Accumulated     Equity
                               Shares      Amount      Capital   Stockholders   sation    Securities    Deficit      (Deficit)
                             -----------  ---------  -----------  -----------  ---------  ----------  ------------  -----------
Balance - December 31, 1998       62,114  $      62  $   126,438  $         -  $       -  $        -  $   (147,613) $   (21,113)

Acquisition of E-Center, Inc.     62,886         63      127,937       (3,000)         -           -             -      125,000
Acquisition of Sunwalker
  Development, Inc.               89,377         89     (230,360)           -          -           -             -     (230,271)
Expenses paid by shareholder           -          -        1,350            -          -           -             -        1,350
Shares issued for exercise
 of stock options at $0.01
 per share                     2,600,000      2,600       23,400            -          -           -             -       26,000
Shares issued for purchase
 of Now Seven, Inc. at
 $0.01 per share               1,000,000      1,000        9,000            -          -           -             -       10,000
Shares issued for services
 at $0.01 per share            1,000,000      1,000        9,000            -          -           -             -       10,000
Shares issued for cash at
 $0.75 per share               2,000,000      2,000    1,498,000     (397,500)         -           -             -    1,102,500
Shares issued for cash
 at $1.75 per share            1,000,000      1,000    1,749,000   (1,750,000)         -           -             -            -
Net loss                               -          -            -            -          -           -      (927,501)    (927,501)
                             -----------  ---------  -----------  -----------  ---------  ----------  ------------  -----------
Balance - December 31, 1999
 as previously reported        7,814,377      7,814    3,313,765   (2,150,500)         -           -    (1,075,114)      95,965
Adjustments for Restatement
Write off uncollectible
 subscriptions receivable       (939,286)      (939)  (1,645,812)   1,646,751          -           -             -            -
Shares issued for exercise
 of stock options at $0.01
 per share                        40,000         40          360         (400)         -           -             -            -
                             -----------  ---------  -----------  -----------  ---------  ----------  ------------  -----------
Balance - December 31, 1999
 as Restated                   6,915,091      6,915    1,668,313     (504,149)         -           -    (1,075,114)      95,965

Shares issued for cash -
 December $1.75 - $2.36
 per share                        46,564         46       99,373            -          -           -             -       99,419
Stock issued for services:
  per share                        5,644          5       22,977            -          -           -             -       22,982
 October - $4.00 per share        88,458         89      353,743            -          -           -             -      353,832
 November - $4.00 per share       10,000         10       39,990            -          -           -             -       40,000
 December - $2.00 per share       30,000         30       59,570            -          -           -             -       60,000
Conversion of notes payable    3,425,623      3,426       54,810            -          -           -             -       58,236
Acquisition of StinkyFeet.com      7,500          8       33,592            -          -           -             -       33,600
Acquisition of Uniq Studios,
 Inc.                          1,550,000      1,550    6,942,450            -          -           -             -    6,944,000
Acquisition of TotaliNet.
 net.Inc.                         75,000         75      335,925            -          -           -             -      336,000
Acquisition of Atlantic
 Technologies International,
 Inc.                            238,200        238    1,074,962            -          -           -             -    1,075,200
Acquisition of Internet
 Software Solutions, Inc.         60,000         60      268,740            -          -           -             -      268,800
Acquisition of KT Solutions,
 Inc.                            500,000        500    3,583,500            -   (116,667)          -             -    3,467,333
Collection of receivable
 from shareholders                     -          -            -      504,149          -           -             -      504,149
Amortization of unearned
 compensation                          -          -            -            -     59,592           -             -       59,592
Unrealized gain on investment
 in securities                         -          -            -            -          -      20,640             -       20,640
Net loss                               -          -            -            -          -           -    (9,561,673)  (9,561,673)
                             -----------  ---------  -----------  -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2000   12,592,080  $  12,952  $14,538,345  $         -  $ (57,075) $   20,640  $(10,636,787) $ 3,878,075
                             ===========  =========  ===========  ===========  =========  ==========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              enSURGE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000         1999
                                                 -----------  -----------
Cash Flows From Operating Activities
 Net loss                                        $(9,561,673) $  (927,501)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization of goodwill                         1,491,495            -
  Amortization of software costs                     450,000            -
  Amortization of unearned compensation               59,592            -
  Depreciation                                        28,854       23,643
  Loss from write down of goodwill                 3,170,447      229,713
  Loss on disposal of equipment                       61,369            -
  Marketable securities acquired for services       (561,200)           -
  Marketing expense paid with note payable
   and common stock                                  153,482       11,350
  Write down of marketable securities                500,000            -
  Royalty expense paid with common stock             353,832            -
  Write down of inventory due to obsolescence         37,910            -
  Changes in assets and liabilities, net
   of effects from acquisitions:
   Accounts receivable                               381,417      (89,438)
   Other                                              40,687      (17,911)
   Deferred income taxes                             236,060            -
   Merchant financing deposit                        108,981            -
   Trade accounts payable                          1,117,031      183,382
   Accrued liabilities                               284,929     (236,610)
                                                 -----------  ------------
Net Cash Used by Operating Activities             (1,638,312)     (823,372)
                                                 -----------  ------------
Cash Flows From Investing Activities
 Capital expenditures                                (66,321)     (131,203)
 Cash acquired (deficiency) in business
  purchases                                            9,410        (5,508)
 Cash invested in discontinued operations            (52,785)            -
 Cash paid for deposits                                    -       (97,850)
 Payment to purchase businesses                      (10,000)            -
 Purchase of goodwill                                      -      (226,000)
 Proceeds from sale of short term investments         82,387             -
                                                 -----------  ------------
Net Cash Provided by (Used in) Investing
 Activities                                          (37,309)     (460,561)
                                                 -----------  ------------
Cash Flows From Financing Activities
 Collection of receivable from shareholders          504,149             -
 Bank overdraft                                       61,153             -
 Gain on forgiveness of debt                         (75,000)            -
 Principal payments on notes payable and
  purchase obligations                              (226,562)            -
 Proceeds from borrowing under note
  payable to related part                            123,258             -
 Proceeds from borrowing under notes payable       1,579,031        20,900
 Proceeds from notes receivable                      (60,000)            -
 Stock issued for cash                                99,419     1,256,500
 Redemption of common stock                         (336,000)            -
                                                 -----------  ------------
   Net Cash Provided by Financing Activities       1,670,448     1,277,400
                                                 -----------  ------------
Net Decrease in Cash                                 (13,648)       (6,533)
Cash and Cash Equivalents at Beginning of Year        13,935        20,468
                                                 -----------  ------------
Cash and Cash Equivalents at End of Year         $       287  $     13,935
                                                 ===========  ============
The accompanying notes are an integral part of these consolidated financial statements.

                          enSURGE, Inc.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                    2000         1999
                                                 -----------  -----------
Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for interest          $    47,801  $       542
 Cash paid during the year for income taxes                -        1,350


Supplemental   Schedule  of  Noncash  Investing   and   Financing
Activities:

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

TotaliNet.net, Inc. was purchased on April 7, 2000 by the issuing of 75,000 shares of common stock valued at $336,000.

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

Notes payable in the amount of $58,236 were converted into 3,425,623 shares of common stock during the twelve months ended
December 31, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                             enSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Outbound Enterprises Inc. (Outbound) was incorporated on July 8, 1998 under the laws of the State of Utah and began operations as a marketing company. On July 26, 1999, Outbound entered into an agreement and plan of merger with ECenter, Inc., a Utah corporation, (ECenter) whereby ECenter issued approximately 50% of its common stock to the Outbound stockholders in exchange for all of the outstanding common stock of Outbound. In addition, the officers and directors of Outbound became the officers and directors of ECenter. The business combination was accounted for using the purchase method of accounting. Due to the percentage of common stock received by the former Outbound shareholders and their control of the top management positions and the board of directors after the merger, Outbound was determined to be the acquiring corporation for financial reporting purposes. The net assets of ECenter were recorded at their fair value of $125,000 in exchange for the shares of common stock of ECenter that remained outstanding. The operations of ECenter are included in the accompanying financial statements from July 26, 1999.

On October 7, 1999, ECenter entered into an agreement and plan of merger with Sunwalker Development, Inc., a Nevada corporation, (Sunwalker) that was completed on November 9, 1999, whereby Sunwalker issued 125,000 shares, or 58%, of its common stock to the ECenter stockholders in exchange for all of the outstanding common stock of ECenter. At the time of the transaction, Sunwalker had no operations and $230,271 of net liabilities. The transaction was accounted for as a recapitalization of ECenter at historical cost. The number of shares of common stock of ECenter previously outstanding were restated for all periods prior to the reorganization to reflect the effects of the 125,000 shares of common stock issued to the Ecenter stockholders on the date of the reorganization. The net liabilities of Sunwalker of $230,271 were recorded in exchange for 89,377 shares of Sunwalker common stock that remained outstanding. The operations of Sunwalker are included in the accompanying financial statements from October 7, 1999. On October 8, 1999, Sunwalker's name was changed to iShopper.com, Inc.

On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. Effective November 1999, the Company refocused its efforts into becoming an Internet holding company. Through its subsidiaries, the Company is engaged in the business of providing cost effective e-commerce development and support for all sizes of businesses. This includes low cost solutions for small businesses that would normally not have the resources to create an e-commerce solution, as well as, fully customized and specialized e-commerce sites for large organizations.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries: NowSeven.com, Inc., StinkyFeet.com, Inc., and Uniq Studios, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Outbound Enterprises, Inc., iShopper Internet Services, Inc., TotaliNet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. and KT Solutions, Inc. have been reported as discontinued operations for all periods presented.

Restatement - The accompanying consolidated financial statements as of December 31, 1999 and for the year then ended have been restated to eliminate uncollectible receivables from stockholders in the amount of $1,646,751 and to include the issuance of 40,000 shares of common stock during 1999 through the exercise of stock options in exchange for a $400 of receivable from a stockholder.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates that are particularly subject to change in the near term include the fair value of securities available for sale and the fair value of consideration to be received upon sale of discontinued operations.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has negative working capital at December 31, 2000. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and to realize proceeds from the sale of KT Solutions, Inc. Management's plans include obtaining additional financing and selling Company assets. On April 25, 2000, the Company sold KT Solutions, Inc. in exchange for stock of Knowledge Transfer Systems, Inc., which management intends to sale. There is no assurance that any proceeds from additional financing or from the sale will be realized.

Fair Value of Financial Instruments - The amounts reported as trade receivables, investment in securities, trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Investment in Securities - Investment in equity securities are classified as available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity except for declines in market value that are other than temporary, which are included in operations. Realized gains and losses on sales of securities are included in operations with the cost of securities sold determined on a specific cost basis.

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives ranging from five to seven years, using the straight-line method. Expenditures for repairs and maintenance are charged directly to expense. Renewals and betterments are capitalized.

Long-Lived Assets - The realizability of long-lived assets, including property and equipment, software to be sold and marketed, net assets of discontinued operations and goodwill are evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon this analysis, impairment losses of $1,160,308 and $229,713 were recognized during the years ended December 31, 2000 and 1999, respectively, relating to goodwill from acquired subsidiaries.

Sales Recognition - Sales consist primarily of providing Internet services to customers including the sale of software. Revenue from the services and the sale of software is recognized upon completion and delivery of the services and acceptance by the customer.

Stock-Based Compensation - Stock-based compensation relating to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by the Black-Scholes option pricing model.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 853,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at December 31, 2000.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carryforwards are expected to be realized. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

NOTE 2 - ACQUISITIONS

The Company has issued restricted common stock in the following acquisitions. The Company's common stock began trading over the OTC Bulletin Board market in December 1999. Trading consisted of approximately 400,000 shares per month through May 2000. Accordingly, management of the Company does not believe the prices at which the common stock was sold over the thinly traded OTC Bulletin Board represent the fair value of the common stock for the first part of 2000. From January through June 2000, the Company was seeking to offer up to 600,000 restricted shares of its common stock in a private placement offering at $4.48 per share after offering costs. The offering price was established by an independent brokerage firm and the private placement offering was intended to be issued to several investors. Although there were no shares issued under the private placement offering, management believed the fair value of the restricted common shares was most clearly determined by the price of the private placement offering. That price, $4.48 per common share, was used to value the common shares issued in the following acquisitions.

StinkyFeet.com, Inc. - On January 31, 2000, the Company completed the acquisition of StinkyFeet.com, Inc. The acquisition was accomplished by the Company issuing 7,500 shares of common stock and agreeing to pay $40,000 at the rate of $10,000 per month over four months. The common shares issued were valued at fair value of $33,600, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $66,600 allocated to goodwill, which is being amortized over three years by the straight-line method.

TrafficX.com and enSurge.com - On March 31, 2000, the Company acquired the TrafficX.com and enSurge.com Web domain names, proprietary computer code, software and related products associated with those names by the payment of $5,500 and an obligation to pay $25,000 in equal monthly payments of $5,000 each from May 1, through September 1, 2000. The domain names and software is an Internet banner network service, which is provided either at no charge to customers or bundled with other software sold. Accordingly, the cost of the acquired domain names and software were accounted for as marketing costs and were charged to general and administrative expense when incurred. The Company has not made the required payments for May through August and is default of the acquisition agreement.

Uniq Studios, Inc. - On April 4, 2000, the Company entered into a stock exchange agreement with Uniq Studios, Inc. ("Uniq") whereby the Company agreed to acquire all of the outstanding capital shares of Uniq in exchange for 1,500,000 restricted shares of the Company's common stock. In addition, the Company issued 50,000 shares of common stock as a finder's fee, which is also included in the purchase price. The Company granted options to the four shareholders of Uniq, who are also key employees of Uniq, to purchase 500,000 additional restricted shares of the Company's common stock at a price equal to 80% of the market bid price for the Company's common stock on April 4, 2000. Two hundred and fifty thousand options were exercisable upon Uniq achieving annual revenue of $2,500,000 by April 2001 and upon Uniq achieving a breakeven income. At April 4, 2001, Uniq had not met the requirements for exercising the 250,000 options and has forfeited these options. The remaining 250,000 options are exercisable upon Uniq achieving annual revenue of $7,500,000 by April 2002 and continued profitability. Uniq Studios, Inc. was formed immediately prior to the exchange discussed above by the transfer of all rights, title, assets and business interests of Uniq Studios, LLC and Uniq Multimedia, LLC (formerly known as Uniq Enterprises, LLC) to Uniq Studios, Inc.

The acquisition of Uniq was recorded using the purchase method of accounting. The common shares issued were valued at fair value of $6,944,000, or $4.48 per share. The remaining 250,000 contingently issuable options will be recorded at their fair value when and if the conditions for their issuance are met, and will increase goodwill when and if issued. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $5,460,273 allocated to goodwill, which is being amortized over five years by the straight-line method.

TotaliNet.net, Inc. - On April 7, 2000, the Company issued 50,000 shares of common stock and agreed to issue an additional 100,000 shares of common stock upon TotaliNet.net, Inc. accomplishing four performance criteria, in exchange for the common stock of
TotaliNet.net,  Inc.   The acquisition was  accounted  for  as  a
purchase business combination. The 50,000 common shares issued were valued at fair value of $224,000, or $4.48 per share. Twenty-five thousand contingently issuable common shares were issuable at June 30, 2000 from the Company waiving the related performance
criteria  and were valued at $112,000, or $4.48 per  share.   The
remaining 75,000 contingently issuable common shares will be recognized as an increase to goodwill based upon their fair value when and if they are issued. The Company advanced TotaliNet.net, Inc. $31,000 in March 2000 as a loan. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $764,760 allocated to goodwill, which is being amortized over five years by the straight-line method.

Atlantic Technologies International, Inc. - On May 31, 2000, the Company entered into a stock exchange agreement with the shareholders of Atlantic Technologies International, Inc. (ATI) whereby the Company acquired all of the outstanding capital shares of ATI in exchange for the issuance of 238,200 restricted shares of common stock and for options to purchase 1,800 restricted shares of common stock at $0.10 per share.

The acquisition of ATI was recorded using the purchase method of accounting. The 238,200 common shares issued and the 1,800 vested options were recorded at their fair values totaling $1,075,200. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price in excess of the net assets acquired of $1,074,225 allocated to goodwill, which was amortized over five years by the straight-line method until December 31, 2000 when ATI's operations were discontinued.

Internet Software Solutions, Inc. - On May 31, 2000, the Company entered into a stock exchange agreement with the shareholders of Internet Software Solutions, Inc. ("ISSI") whereby the Company acquired all of the outstanding capital shares of ISSI in exchange for 60,000 restricted shares of common stock.

The acquisition of ISSI was recorded using the purchase method of accounting. The 60,000 common shares issued were recorded at fair value of $268,800, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $302,678 allocated to goodwill, which was amortized over five years by the straight-line method until December 31, 2000 when ISSI's operations were discontinued.

KT Solutions, Inc. - On June 1, 2000, the Company entered into a stock exchange agreement with KT Solutions, Inc. ("KT") whereby the Company acquired all of the outstanding capital shares of KT in exchange for 500,000 restricted shares of the Company's common stock and for options to purchase 250,000 additional restricted shares of the Company's common stock at $4.00 per share. In addition, the Company issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finder's fee, which is also included in the purchase.

The acquisition of KT was recorded using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options and warrants issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,344,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $4,342,278 allocated to goodwill, which was amortized over five years by the straight-line method and will be until April 25, 2001 when KT Solutions, Inc. was sold.

NOTE 3 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - During December 2000, the Company adopted a formal plan to sell KT Solutions, Inc. The transaction closed on April 25, 2001. Operating results of KT Solutions, Inc. for the seven months ended December 31, 2000 was a loss of $1,140,640 and is included in the loss from discontinued operations in the accompanying statements of operations. Net sales of KT Solutions, Inc. for the seven months ended December 31, 2000 were $677,520. Assets and liabilities of KT Solutions, Inc. are included in net assets of discontinued operations in the accompanying balance sheet and consisted of the following at December 31, 2000:

      Cash                                          $    22,144
      Accounts receivable, net of $9,961 allowance
       for bad  debts                                   121,598
      Inventories                                        92,810
      Property and equipment, net of $7,677
        accumulated depreciation                         36,508
      Deposits                                           12,027
      Goodwill, net of $506,599 accumulated
       amortization                                   3,835,679
                                                    -----------
           Total assets                               4,120,766
      Payables and accruals                            (692,822)
      Notes payable                                    (449,414)
                                                    -----------
      Net Assets to be Disposed                     $ 2,978,530
                                                    ===========
Asset of KT Solutions, Inc. are shown at their historical cost as the Company expects to realize a gain on the sale of KT Solutions, Inc. and the gain has not been recognized. Notes payable are shown at their carrying amounts.

TotaliNet.net, Inc. - During December 2000, the Company ceased the operations of TotaliNet, Inc. The estimated loss on the disposal of the discontinued operations of $55,756 represents the estimated loss on the disposal of the assets. Operating results of TotaliNet for the eight months ended December 31, 2000 was a loss of $198,389 and is included in loss from discontinued operations in the accompanying statements of operations. Net sales of TotaliNet for the eight months ended December 31, 2000 were $255,374. Liabilities of TotaliNet are included in liabilities of discontinued operations in the accompanying balance sheet and consisted of $79,244 of accounts payable and accrued liabilities at December 31, 2000.

Outbound  - In December 2000, the Company ceased operations
of Outbound. The Company has not adopted a formal plan to sell Outbound. Operating results of Outbound for the years ended December 31, 2000 and December 31, 1999 were losses of $123,464 and $647,064 after tax, respectively, and are included in loss from discontinued operations in the accompanying statements of operations. Net sales of Outbound for the years ended December 31, 2000 and December 31, 1999 were $2,877,858 and 3,907,164, respectively. No gain or loss was recognized for the disposal of the discontinued operations. Assets and liabilities of Outbound consisted of the following at December 31, 2000:

     Cash                                       $  37,496
     Accounts receivable, net of $74,068
      allowance for bad debts                      68,416
     Property and equipment, net of $18,380
      accumulated depreciation                     58,536
     Payables and accruals                       (374,730)
                                                ---------
     Net Liabilities to be Disposed             $(210,282)
                                                =========

Asset are shown at their expected net realizable values and payables and accruals are shown at their face amounts. Net liabilities to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000 and 1999.

iShopper Internet Services - During December 2000, the Company adopted a formal plan to sell iShopper Internet Services.
Operating results of iShopper Internet Services for the year ended December 31, 2000 and for the six months ended December 31, 1999 were losses of $271,150 and $15,684, respectively, and are included in loss from discontinued operations in the accompanying statements of operations. Net sales of iShopper Internet Services for the year ended December 31, 2000 and the six months ended December 31, 1999 were $35,266 and $17,705,respectively. No gain or loss was recognized for the disposal of the discontinued operations. Assets and liabilities of iShopper Internet Services consisted of the following at December 31, 2000

     Property and equipment, net of $3,692
      accumulated depreciation                  $   2,489
     Payables and accruals                        (35,807)
                                                ---------
     Net liabilities to be disposed             $ (33,318)
                                                =========

Asset are shown at their expected net realizable values and payables and accruals are shown at their face amounts. Net liabilities to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

Atlantic Technologies, Inc. (ATI) - On April 27, 2001, the Company ceased the operations of ATI. Operating results of ATI for the seven months ended December 31, 2000 was a loss of $1,508,097 and is included in the loss from discontinued operations in the accompanying statements of operations. Net sales of ATI for the
eight  months  ended  December  31,  2000  were  $1,301,459.   An
estimated  loss for  the disposal of ATI  of   $1,304,459
was recognized during the year ended December 31, 2000. Assets and liabilities of ATI consisted of the following at December 31, 2000:

     Property and equipment, net of $7,608
      accumulated depreciation                  $   45,944
     Payables and accruals                        (362,351)
     Notes payable                                (301,923)
                                                ----------
     Net liabilities to be disposed             $ (618,330)
                                                ==========

Assets are shown at their expected net realizable values and payables and accruals are shown at their face amounts. Net liabilities to be disposed of have been separately classified in the accompanying balance sheet at December 31, 2000.

NOTE 4 - INVESTMENT IN SECURITIES

During the year ended December 31, 2000, the Company entered into and completed a contract to provide services to iBonZai.com, Inc. As payment for services performed, the Company received 100,000 shares of iBonZai.com, Inc. stock. On the date of settlement, the shares had a market value of $531,200 or $5.31 per share.

On December 31, 200, the shares had a market value of $94,000 or $0.94 per share. By April 6, 2001, the stock had a market value of $31,200 or $0.31 per share. Management considers the loss to be other than temporary. As a result, the investment in iBonZai.com, Inc. was written down to the April 6, 2000 value and a loss of $500,000 was recognized at December 31, 2000.
During the year ended December 31, 2000, as part of a sales agreement, the Company received 60,000 restricted shares of Travel Dynamics, Inc. common stock valued at $0.50 per share as partial payment for services rendered. On the date of settlement, free trading shares of Travel Dynamics, Inc. had a market value of $1.00 per share.

The restricted shares received by the Company were valued at $30,000, or $0.50 per share, due to their restricted nature. At December 31, 2000, the share had an undiscounted market value of $0.84 per share, resulting in an unrealized gain of $20,640. Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. At December 31, 2000, available for sale securities consisted of the following:

                                    Gross        Gross     Estimated
                                  Unrealized   Unrealized     Fair
                          Cost       Gains       Losses      Value
                       ----------  ----------  ----------  ----------
     Common stocks     $   61,200  $   20,640  $        -  $   81,840
                       ==========  ==========  ==========  ==========

NOTE 5 - NOTE RECEIVABLE

In December 2000, the Company advanced $60,000 to iBonZai in which the Company owns stock. The principal was due in December 2001, together with interest at a rate of 8%. Subsequent to December 31, 2000, the Company converted the note to equity in iBonZai.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and December 31, 1999:

                                               2000       1999
                                            ----------  ----------
     Furniture and fixtures                 $   41,594  $   49,884
     Computer equipment                         48,996     141,379
                                            ----------  ----------
     Total Property and Equipment               90,591     191,263
     Less:   Accumulated depreciation          (16,981)    (49,280)
                                            ----------  ----------
     Net Property and Equipment             $   73,609  $  141,983
                                            ==========  ==========

Depreciation expense for the year ended December 31, 2000 and 1999 was $17,357 and $23,543, respectively.

NOTE 7 - NOTES PAYABLE
                                                December 31,
                                            ----------------------
                                              2000         1999
                                            ----------  ----------
6.06% Notes payable, due November 1997,
 in default, secured by mining claims
 held previously by Sunwalker               $  126,000  $  126,000

5% Convertible debenture, converted
 into common stock                                   -      60,000

8% Notes payable, due on demand, unsecured   1,359,000           -

12% Note payable, due on demand, unsecured      79,122           -

Non-interest bearing obligations incurred
 in connection with acquisition of
 businesses, due on demand, unsecured           20,000      30,000
                                            ----------  ----------

        Total Notes Payable                 $1,584,122  $  216,000
                                            ==========  ==========
        Notes Payable - Related Party       $  123,258  $        -
                                            ==========  ==========

The Company assumed $60,000 of 5% convertible promissory notes in October 1999 in connection with the acquisition of Sunwalker Development, Inc. The notes are convertible at $0.017 per share. On the date of the acquisition, the fair value of the Company's common stock was $0.01 per share. During the year ended December 31, 2000, the convertible promissory notes were converted into 3,425,623 shares of common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, a former officer and director of the Company advanced the Company $123,258 to cover operations. These advances bare interest at eight percent, are due on demand and are unsecured. At December 31, 2000, no repayments have been made.

NOTE 9 - COMMON STOCK ISSUANCES

Common Stock Issued for Cash - In December 2000, the Company issued 46,564 shares of common stock for cash proceeds of $99,419 at prices ranging from $1.75 to $2.36 per share.

In  November 1999, the Company issued 2,060,714 shares of  common
stock   for   cash  proceeds  of  $1,102,500  and   subscriptions
receivable  of $500,749 at prices of $0.75 and $1.75  per  share.
The subscriptions receivable were settled during 2000.

Common Stock Issued for Services - In January 2000, the Company entered into an agreement with a corporation for public relations services. As payment for these services, the Company agreed to pay 75% of the fees in cash and 25% is stock. In September 2000, the Company issued 5,644 shares of common stock for services valued at $22,982 or $3.20 to $5.60 per share.

In October 2000, the Company, KT Solutions, Theodore Belden and James Corcoran entered into an agreement to settle the Royalty payable to Belden and Corcoran as recorded on KT Solutions books. The Companies agreed to pay Belden $237,603 and Corcoran $450,720 for past and future Royalty liabilities. As part of the agreement, the Company issued 88,458 shares of common stock to Belden and Corcoran. The shares were valued at $353,832 or $4.00 per share.

In November 2000, the Company entered into an agreement with a corporation for public relations services. As partial payment for these services, the Company agreed to issue 10,000 shares of common stock upon signing of the agreement. These shares were valued at 40,000 or $4.00 per share.

In October 1999, the Company issued 1,000,000 shares of common stock as a signing bonus to the Company's President. The shares were valued at $10,000 or $0.01 per share.

In December 2000, the Company entered into an agreement with a corporation for promotional services. As payment for these services, the Company issued 30,000 shares of common stock valued at $60,000 or $2.00 per share.

Common Stock Issued for Conversion of Notes Payable - The Company assumed $60,000 of 5% convertible promissory notes in October 1999 in connection with the acquisition of Sunwalker Development, Inc. The notes were convertible at $0.017 per share. During the year ended December 31, 2000, the convertible promissory notes were converted into 3,425,623 shares of common stock.

Common Stock Issued in Connection with Acquisitions - As discussed in Note 2 Acquisitions, the Company issued 7,500 shares of common stock in the acquisition of StinkyFeet.com valued at $33,600; 1,550,000 shares of common stock in the acquisition of Uniq Studios, Inc. valued at $6,944,000; 75,000 shares of common stock in the acquisition of TotaliNet.net.Inc. valued at $336,000; 238,200 shares of common stock in the acquisition of Atlantic Technologies International, Inc. valued at $1,075,200; 60,000 shares of common stock in the acquisition of Internet Software Solutions, Inc. valued at $268,800; and 500,000 shares of common stock in the acquisition of KT Solutions, Inc. valued at $3,467,333.

In  1999, the Company issued 1,152,263 shares of common stock  in the  acquisitions  of ECenter, Inc., iShopper Internet  Services,
Inc.,   Outbound  Enterprises,  Inc.,  iShopper.com,  Inc.,   and
NowSaver.com, Inc. The shares were valued at $(95,271).

Exercise of Stock Options - In 1999, the Company issued 2,640,000 shares of common stock for proceeds of $26,000 and a subscription receivable of $400. The subscription receivable was settled during 2000.

NOTE 10 - STOCK OPTIONS

The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

Employee Grants - During the year ended December 31, 1999, the Company granted options to purchase 400,000shares of common stock to employees and directors of the Company. These options are exercisable at $1.75 per share which was equal to the fair value of the Company's common stock on the date of issuance. These options vested immediately and expire five years from the date of grant.

Non Employee Options - As discussed in Note 2, in connection with the purchase of Uniq Studios, Inc., the Company issued options to purchase 500,000 shares of common stock at 80% of the bid price on April 4, 2000. The options are exercisable based upon performance of Uniq Studios, Inc. as to earnings. These contingent options will not be valued until the contingency has been met at which time the value of the options will be added to the purchase price. Until then, the options will only be disclosed.

Also part of the purchase of Uniq Studios, Inc., the Company issued options to purchase 50,000 shares of common stock as a finders fee. The options were valued at $224,000 or $4.48 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The value of these options was included in the purchase price. The options vested upon issuance and expire five years from the date of issuance.

As discussed in Note 2, in connection with the purchase of Atlantic Technologies International, Inc.(ATI), the Company issued options to purchase 3,000 shares of common stock. Of the 3,000 options issued, 1,800 vested immediately and 1,200 are exercisable based upon performance of ATI as to earnings. The 1,800 options were valued at $8,064 or $4.48 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The value of these options was included in the purchase price.

The 1,200 contingent options will not be valued until the contingency has been met at which time the value of the options will be added to the purchase price. Until then, the contingent options will only be disclosed.

As discussed in Note 2, in connection with the purchase of KT Solutions, Inc. (KT Solutions), the Company issued options to purchase 250,000 shares of common stock. The options were valued at $1,120,000 or $4.48 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. These options vest over three years and deferred compensation will be recognized over that period.

Also part of the purchase of KT Solutions, Inc., the Company issued options to purchase 50,000 shares of common stock as a finders fee. The options were valued at $224,000 or $4.48 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The value of these options was included in the purchase price. The options vested upon issuance and expire five years from the date of issuance.

Outstanding Stock Options - A summary of stock option activity for the years ending December 31, 2000 and 1999 is as follows:

                                                           Weighted
                                                Exercise    Average
                                     Options     Price   Exercise Price
                                   ----------  ----------  ----------
   Balance, December 31, 1998               -  $     -     $     -
   Granted                            400,000       1.75        1.75
   Balance, December 31, 1999         400,000       1.75        1.75
   Granted                            853,000   0.10 - 7.60     6.08
   Balance, December 31, 2000       1,253,000   0.10 - 7.60     6.08
   Exercisable, December 31, 2000     541,670   1.75 - 7.60     2.31

A summary of stock options outstanding and exercisable as of December 31, 2000 follows:


                        Options Outstanding                     Options Exercisable
            ----------------------------------------------  ---------------------------
  Range of    Number    Weighted-Average                      Number       Weighted-
  Exercise   Outstanding   Remaining      Weighted-Average  Exercisable     Average
   Prices   At 12/31/00  Contractual Life   Exercise Price  At 12/31/00  Exercise Price
 ---------  -----------  ----------------  ---------------  -----------  --------------
   $1.75      400,000        4.0 years          $1.75         400,000       $1.75
0.10 - 7.60   853,000        5.0 years           6.08               -        2.31
            ---------                                       ---------
            1,253,000                                       1,253,000
            =========                                       =========

Stock-based compensation charged to operations was $0 and $0 for the years ended December 31, 2000 and 1999, respectively, from options granted to employees and directors. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                         For the Years Ended
                                              December 31,
                                        -------------------------
                                           2000          1999
                                        -----------   -----------
     Net loss:
       As reported                      $(7,147,511)  $  (927,501)
       Pro forma                         (7,147,511)     (927,501)
     Basic and diluted loss per share:
       As reported                      $     (0.68)  $     (0.69)
       Pro forma                              (0.68)        (0.69)

NOTE 11 - PROVISION FOR INCOME TAXES

Including operating losses acquired in acquisitions, the Company has operating loss carry forwards of approximately $3,456,132 at December 31, 2000. The operating loss carry forwards expire from 2019 through 2020. Substantially all of the operating loss carry forwards are limited in the availability for use by the consolidated company. The net deferred tax asset consisted of the following at December 31, 2000 and 1999:

                                              2000      1999
                                          -----------  -----------
  Deferred Tax Assets
     Operating loss carry forwards        $ 1,289,140  $   472,120
     Allowance for doubtful accounts            7,320            -
     Accrued liabilities                      721,758            -
     Unearned revenue                           5,856            -
     Depreciation                                 387            -
                                          -----------  -----------
     Total Deferred Tax Assets              2,024,460      472,120
                                          -----------  -----------
  Valuation Allowance                      (1,065,611)    (236,060)
                                          -----------  -----------
  Deferred Tax Liabilities
     Unrealized gain on securities             (7,699)           -
     Software to be sold and marketed        (951,150)           -
                                          -----------  -----------
     Total Deferred Tax Liabilities          (958,849)           -
                                          -----------  -----------
  Net Deferred Tax Asset                  $         -  $   236,060
                                          ===========  ===========

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit (expense) from income taxes attributable to continuing operations:

                                F-19


                                                  2000         1999
                                              -----------   -----------
     Benefit at statutory rate (34%)          $(1,662,584)  $   107,299
     Change in valuation allowance             (1,953,509)      (31,327)
     State tax benefit, net of federal
      tax effect                                   54,865        10,414
                                              -----------   -----------
     Net Benefit (Expense) From Income Taxes  $  (236,060)  $    86,386
                                              ===========   ===========

NOTE 12 - EXTRAORDINARY LOSS

During 1999, the Company advanced funds for renovation on the anticipated acquisition of a building in Salt Lake City. During the construction phase, a tornado destroyed the building and was written off as a complete loss. The loss is presented as an extraordinary loss in the statement of operations.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgement remains unsatisfied. As of December 31, 2000, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2000, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of December 31, 2000, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2000, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2000, the Company has accrued the above liability.

Pacific   Media   Duplication,   LLC   v.   iShopper.com,   Inc.,
TotaliNet.net,  Inc.  and  Richard Scavia.  -  In  January  2001,
Pacific Media brought suit against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease.

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. HBM proposes including the liability to Pacific Media in the amount of $68,437. As of December 31, 2000, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2000, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472.

Allison Ewrin Company v Atlantic Technologies International, Inc.
- On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on may 25, 2001.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding.

Trogon    Computer    Corporation   v    Atlantic    Technologies
International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance.

NOTE 14 - SUBSEQUENT EVENTS

On April 25, 2001, the Company consummated a Stock Exchange Agreement with GoThink!.com, Inc., whereby all of the issued and outstanding common stock of KT Solutions, Inc., was transferred to GoThink!.com, Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. The 8,000,000 shares will be accounted for as an investment and will be recorded at the fair market value on the date the transaction was consummated.

Subsequent  to  December  31, 2000, the  Company  issued  462,865 shares of common stock for services provided at prices ranging from $0.47 to $1.11 per share. The Company also issued 498,910 shares of common stock to employees for salaries. The shares were valued at $1.11 per share.

                                F-22



/18/


ITEM  8.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     The Companies Board of Directors approved the change in auditors from Crouch, Bierwolf and Chisholm to Hansen, Barnett, and Maxwell. This change was due to needing a larger firm to complete  the  needed accounting and audit work.  There  were  no disagreements with the former accountant an any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures.


PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     The following sets forth certain information regarding our executive officers as of May 11, 2001:

          Name             Age               Position
    ----------------      -----     ---------------------------
    Scott R. Hosking        40      Chief Executive Officer and
                                    President

     Jeff A. Hanks          35      Chief Financial Officer,
                                    Secretary  and Director

     George Denney          63      Chairman of the Board of
                                    Directors


      Scott R. Hosking, CEO: Mr. Hosking is President and Chief Executive Officer of EnSurge. Prior to working with EnSurge, he worked as a management and marketing consultant for several businesses in the US and Mexico. Mr. Hosking lived in Mexico for a number of years where he was able to pursue international opportunities. He has taken companies from startup and grown them into multi-million dollar organizations. He has served as an adjunct, on the teaching staff of three colleges and lectured at numerous other colleges and universities where he presented his personal economic model MoneyMax.

      Jeff A. Hanks, CFO: Mr. Hanks is Chief Financial Officer, Secretary and Director for EnSurge. Prior to working with EnSurge, Mr. Hanks was controller for the Slaymaker Group, Inc., a multimillion dollar consolidated restaurant group. He also worked with Deloitte & Touche, LLP. for five years providing consulting, accounting and auditing services to large and mid-size companies in several industries including high-tech, broadcasting and manufacturing.

/19/

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

ITEM 10.  EXECUTIVE COMPENSATION

     Douglas S. Hackett served as CEO of EnSurge, Inc. during the last completed fiscal year and was compensated $87,500 during that time period. Subsequent to year end he resigned. No other officer of the company was compensated in excess of $100,000.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT


     Common      Douglas S. Hackett         7,725,000        10.74%
     Stock       1900 Alaqua Drive          Former CEO
                 Longwood, Florida 32779

     Common      George Denney              4,236,115         5.89%
     Stock       28 Woodside Lane           Chair of the Board
                 Freeport, Maine 04032

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     2.1 Stock Exchange Agreement by and among Atlantic Technologies International, Inc., Paul Sachdeva, and Robert Long.
     2.2 Stock Exchange Agreement by and among Internet Software Solutions, Inc., Paul Sachdeva.
     2.3  Stock  Exchange  Agreement by and among  KT  Solutions,
          Inc., Steve Burke.
     2.4  Stock  Exchange  Agreement by and among Virtual  Market
          Solutions.com, Inc.
     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers  of  Attorney for Messrs. Denney,  Hosking,  and
          Hanks.

     (b). Reports on Form 8-K:

/20/

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EnSurge, Inc.



May 16, 2001                       By:  /s/ Scott R. Hosking
                                   ------------------------------
                                   SCOTT  R.  HOSKING,  PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Scott R. Hosking
--------------------            President and Chief Executive   May 16, 2001
SCOTT R. HOSKING                Officer


/s/ Jeff A. Hanks
--------------------            Chief Financial Officer,        May 16, 2001
JEFF A. HANKS                   Secretary and Director


/s/ George Denney
--------------------            Chairman of the Board           May 16, 2001
GEORGE DENNEY


/21/


                          EXHIBIT INDEX

     2.1* Stock   Exchange   Agreement  by  and  among   Atlantic
          Technologies  International, Inc., Paul  Sachdeva,  and
          Robert Long.
     2.2* Stock Exchange Agreement by and among Internet Software
          Solutions, Inc., Paul Sachdeva.
     2.3* Stock  Exchange  Agreement by and among  KT  Solutions,
          Inc., Steve Burke.
     2.4  Stock  Exchange  Agreement by and among Virtual  Market
          Solutions.com, Inc.
     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers   of  Attorney  for  Messrs.  Denney,   Hackett,
          Chipman, and Maher.


*  Previously filed and incorporated herein by reference.

/22/