Form 10QSB
period 2001-03-31
ISHOPPER COM INC
filed 2001-06-01
CIK 789879

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 033-03275-D


                          enSurge, Inc.
                          -------------
                 [Formerly, iShopper.com, Inc.]
(Exact name of small business issuer as specified in its charter)


              Nevada                           87-0431533
  ---------------------------------   --------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
  of incorporation or organization)


                    435 West Universal Circle
                        Sandy, UT  84070
             --------------------------------------
            (Address of principal executive offices)

                         (801) 601-2765
                         --------------
                   (Issuer's telephone number)

                       iShopper.com, Inc.
                       ------------------
         8722 South 300 West, Suite 106, Sandy UT. 84070
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No

There were 71,733,875 shares of common stock, $0.001 par value, issued and outstanding as of May 29, 2001.

                           enSurge, Inc.
                           FORM 10-QSB



                  QUARTER ENDED MARCH 31, 2001

                        TABLE OF CONTENTS



                                                                     Page

                  PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) - March 31,
   2001 and December 31, 2000                                          3

  Condensed Consolidated Statements of Operations (Unaudited) for
   the Three Months Ended March 31, 2001 and 2000                      4

  Condensed Consolidated Statement of Stockholders' Equity
   (Unaudited) for the Three Months Ended March 31, 2001               5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for
   the Three Months Ended March 31, 2001 and 2000                      6

  Notes to Condensed Consolidated Financial Statements (Unaudited)     8

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               13

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             14

Item 4. Submission of matters to a vote of Security Holders           16

Item 6. Exhibits and Reports on Form 8-K                               16

Signatures.                                                            17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          enSurge, Inc.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                   March 31,  December 31,
                                                     2001          2000
                                                 ------------  ------------
                             ASSETS
Current Assets
  Cash                                           $     15,997  $        287
  Investment in securities available for sale          55,560        81,840
  Trade accounts receivable (net of allowance
   for doubtful accounts of $14,225 and
   $19,625, respectively)                                 500           500
  Notes receivable                                     60,000        60,000
  Other current assets                                  5,107         4,276
                                                 ------------  -------------
     Total Current Assets                             137,164       146,903

Property and Equipment, (Net of $26,991
 and $16,981 of accumulated depreciation,
 respectively)                                        115,292        73,609
Deposit                                                 3,800         3,841
Software to be sold and marketed (net
 of accumulated amortization of
 $600,000 and $450,000, respectively)               2,400,000     2,550,000
Net assets of discontinued operations               3,849,798     2,978,162
Goodwill (net of accumulated amortization
 of $1,059,939 and $839,391, respectively)          3,306,626     3,527,174
                                                 ------------  -------------
Total Assets                                     $  9,812,680  $   9,279,689
                                                 ============  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                         $    702,664  $     633,417
  Bank overdraft                                            -         35,675
  Accrued liabilities                               1,347,859      1,934,958
  Notes payable  - related party                      391,865        123,258
  Notes payable                                     1,699,797      1,584,122
  Net liabilities of discontinued operations        1,144,346      1,090,184
                                                 ------------  -------------
     Total Current Liabilities                      5,286,531      5,401,614
                                                 ------------  -------------
Stockholders' Equity
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 69,569,275 and 64,760,400
   shares issued and outstanding, respectively         69,569         64,760
  Additional paid-in-capital                       16,483,037     14,486,537
  Unearned compensation                              (42,740)        (57,075)
Unrealized gain (loss) on securities
 available for sale                                   (5,640)         20,640
  Accumulated deficit                            (11,978,077)    (10,636,787)
                                                 -----------  --------------
Total Stockholders' Equity                         4,526,149       3,878,075
                                                 -----------  --------------
Total Liabilities and Stockholders' Equity       $ 9,812,680  $    9,279,689
                                                 ===========  ==============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                    For the Three Months
                                                       Ended March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
Sales                                            $     41,780  $          -

Cost of Sales                                           3,359             -
                                                 ------------  ------------
Gross Profit                                           38,421             -
                                                 ------------  ------------
Expenses
  General and administrative                          883,777       455,526
  Amortization of software costs                      150,000             -
  Amortization of goodwill                            220,548         3,700
  Interest Expense                                     96,379         2,405
                                                 ------------  ------------
  Total Expenses                                    1,350,704       461,631
                                                 ------------  ------------
Loss From Continuing Operations Before Taxes       (1,312,283)     (461,631)

Income Tax Expense                                          -      (236,060)
                                                 ------------  ------------
Loss From Continuing Operations                    (1,312,283)     (697,691)
                                                 ------------  ------------
Discontinued Operations
  Loss from operations of discontinued
   operations                                               -      (187,423)
  Loss on disposal of discontinued operations         (29,007)            -
                                                 ------------  ------------
    Loss from Discontinued Operations                 (29,007)     (187,423)
                                                 ------------  ------------

Net Loss                                         $ (1,341,290) $   (885,114)
                                                 ============  ============
Basic and Diluted Loss per Share                 $      (0.02) $      (0.02)
                                                 ============  ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation              67,140,115    41,429,305
                                                 ============  ============

COMPREHENSIVE LOSS

Net Loss                                         $ (1,341,290) $   (885,114)

Other Comprehensive Loss
  Unrealized loss on investment in securities         (26,280)            -
                                                 ------------  ------------
Comprehensive Loss                               $ (1,367,570) $   (885,114)
                                                 ============  ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                       Unrealized
                                                                                       Gain (Loss)                 Total
                                        Common Stock         Additional     Unearned  on Investment                Stock-
                                   -----------------------     Paid-in       Compen-       In      Accumulated     holder
                                      Shares       Amount      Capital       sation    Securities    Deficit       Equity
                                   ------------  ----------  ------------  ----------  ----------  ------------  -----------
Balance - December 31, 2000          64,760,400  $   64,760  $ 14,486,537  $  (57,075) $   20,640  $(10,636,787) $ 3,878,075

Issuance for services                 2,604,550       2,605     1,074,407           -           -             -    1,077,012

Conversion of notes payable,
 accrued interest, and beneficial
 conversion feature                   2,204,325       2,204       922,093           -           -             -      924,297

Amortization of unearned
 compensation                                 -           -             -      14,335           -             -       14,335

Unrealized loss on investment
 in securities                                -           -             -           -     (26,280)            -      (26,280)

Net loss for the period                       -           -             -           -           -    (1,341,290)  (1,341,290)
                                   ------------  ----------  ------------  ----------  ----------  ------------  -----------
Balance - March 31, 2001             69,569,275  $   69,569  $ 16,483,037  $  (42,740) $   (5,640) $(11,978,077) $ 4,526,149
                                   ============  ==========  ============  ==========  ==========  ============  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          enSurge, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                   For the Three Months
                                                      Ended March 31,
                                                 --------------------------
                                                     2001        2000
                                                 ------------  ------------
Cash Flows From Operating Activities
  Net loss                                        $ (1,341,290) $   (885,114)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                        10,010        10,550
   Amortization of software costs                     150,000             -
   Amortization of goodwill                           220,548         3,700
   Amortization of unearned compensation               14,335             -
   Services paid with common stock                  1,077,012             -
   Interest paid with common stock                     17,662             -
   Expenses paid with note payable                          -        30,500
   Increase in net liabilities of
    discontinued operations                            54,161             -
   Deferred income taxes                                    -       236,060
 Changes in operating assets and liabilities:
   Accounts receivable                                      -        52,933
   Trade accounts payable                              69,247       149,620
   Accrued liabilities                               (293,492)      160,645
   Other                                                 (831)       33,804
                                                 ------------  ------------
   Net Cash Used in Operating Activities              (22,638)     (207,302)
                                                 ------------  ------------
Cash Flows From Investing Activities
  Payments to purchase businesses                           -       (41,000)
  Capital expenditures                                (51,652)       (2,650)
                                                 ------------  ------------
   Net Cash Used in Investment Activities             (51,652)      (43,650)
                                                 ------------  ------------
Cash Flows From Financing Activities
  Proceeds from borrowing under notes payable         91,000        121,000
  Principal payments on notes payable                 (1,000)       (40,000)
  Proceeds from borrowing under note payable
   to related party                                        -         31,000
  Collection of receivable from shareholders               -        367,900
                                                 -----------  -------------
   Net Cash Provided by Financing Activities          90,000        479,900
                                                 -----------  -------------
Net Increase in Cash                                  15,710        228,948

Cash at Beginning of Period                              287         13,935
                                                 -----------  -------------
Cash at End of Period                            $    15,997  $     242,883
                                                 ===========  =============
Supplemental Cash Flow Information:
 Cash paid for interest                          $         0  $         313
                                                 ===========  =============

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

During the three month period ended March 31, 2001, the Company had the following non-cash items. The Company converted accrued liabilities and notes payable to related parties into common stock in the amount of $896,636 and $293,607, respectively. It also converted a bank overdraft of $35,675 to a note payable and converted a note payable of $10,000 into common stock. A note payable to a related party of $25,000 was assumed by a discontinued entity to be disposed of.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the three months ended March31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at March 31, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and to realize proceeds from the sale of KT Solutions, Inc. Management's plans include obtaining additional financing and selling Company assets. On April 25, 2000, the Company sold KT Solutions, Inc. in exchange for stock of Knowledge Transfer Systems, Inc., which management intends to sale at a later date. There is no assurance that any proceeds from additional financing or from the sale will be realized.

NOTE 2 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - On April 25, 2001 the Company sold KT
Solutions, Inc. Prior to this sell the Company assumed $896,636 of debt from KT Solutions, which was converted into common stock.
Also, KT Solutions, assumed a note payable to a related party from the Company in the amount of $25,000

iShopper Internet Services, Inc. - In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet
Services.  This agreement has not yet been finalized.

NOTE 3 - INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. At March 31, 2001, available-for-sale securities consisted of the following:

                                      Gross       Gross     Estimated
                                    Unrealized  Unrealized     Fair
                           Cost       Gains       Losses      Value
                        ----------  ----------  ----------  ----------
  Common stocks         $   61,200  $   20,640  $   26,280  $   55,560


NOTE 4 - NOTE RECEIVABLE

In December 2000, the Company advanced $60,000 to iBonZai, Inc.
in which the Company owns stock. The principal is due in December
2001, together with interest at a rate of 8%. On April 11, 2001, the Company converted the note to equity in iBonZai, Inc.

NOTE 5 - NOTES PAYABLE
                                                  March 31,  December 31,
                                                    2001         2000
                                                 -----------  -----------
6.06% Notes payable, due November 1997,
 in default, secured by mining claims held
 previously by Sunwalker                         $   126,000  $   126,000

8% Notes payable, due on demand, unsecured         1,432,000    1,359,000

12% Notes payable, due on demand, unsecured           97,122       79,122

Non-interest bearing bank loan, no term have
 been established                                     35,675            -

Non-interest bearing obligations incurred
 in connection with acquisition of businesses,
 due on demand, unsecured                              9,000       20,000
                                                 -----------  -----------
  Total Notes Payable                            $ 1,699,797  $ 1,584,122
                                                 ===========  ===========

8% Note payable, due to former officer and
  director, secured by assets of the company         293,607            -

13% Notes payable, due to former officer and
   director, secured by assets of the company         98,258            -
                                                 -----------  -----------
  Notes Payable - Related Party                  $   391,865  $   123,258
                                                 ===========  ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, a former officer and director of the Company advanced the Company $123,258 to cover operations. These advances bare interest at thirteen percent and are due on demand and are secured by assets of the Company. On March 27, 2001, $25,000 of the note was assumed by a separate entity, leaving an unpaid balance of $98,258.

On February 27, 2001, a former officer and director of the Company converted accrued liabilities of $293,607 to a note, baring interest at 8% and is due on demand and secured by assets of the Company.

NOTE 7 - STOCK HOLDERS' EQUITY

On February 15, 2001, the Company effected a 5-for-1 stock split of its outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock Issued for Services - In February 2001, the Company issued 2,604,550 shares of common stock for services valued at $1,077,012 or $0.41 per share.

Common Stock Issued for Conversion of Notes Payable - In February 2001, the Company converted $924,297 of notes payable into common stock. This amount consisted of $896,636 notes payable, which the Company assumed from KT Solutions, Inc., and $27,661 of the Companys notes payable. The notes were converted into 2,204,325 shares of common stock or $0.42 per share.

NOTE 8 - STOCK OPTIONS

Stock-based compensation charged to operations was $14,335 for the three months March 31, 2001, from options granted to employees and directors. Had compensation cost for the Company's options been determined based on the fair value at the grant dates, proforma net loss would have decreased by $14,335.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SUBSEQUENT EVENTS

On April 11, 2001, the Company converted a $60,000 note receivable, from iBonZai, Inc. to stock in that company.

On April 25, 2001, the Company consummated a Stock Exchange Agreement with GoThink!.com, Inc., whereby all of the issued and outstanding common stock of KT Solutions, Inc., was transferred to GoThink!.com, Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. The 8,000,000 shares will be accounted for as an investment and will be recorded at their fair value on the date the transaction was consummated.

On April 26, 2001, the Company granted 2,675,000 options to officers, directors, and consultants. These options are priced at $0.03, which was the current market value of the stock on that date. These options will expire in five years.

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

Results of Operations

   Sales for the three months ended March 31, 2001 and 2000 were respectively, $41,780 and $0. The Company's principal source of revenue for the three months ended, were from web design, digital animation and flash work sales. Uniq Studios, Inc. is the only remaining company with sales and operations.

      Cost of sales for the three months ended March 31, 2001 and 2000 were, respectively, $3,359 and $0. These costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

     General & Administrative expenses for the three months ended
March  31,  2001  and  2000  were,  respectively,  $883,777   and
$455,527.   These  costs were mainly to keep  operations  of  the
parent and other companies viable.

     In April 2000 the Company purchase Uniq Studio's, Inc., which included software to be sold and marketed and goodwill of $5,460,273. During the three months ended March 31, 2001 the Company had amortization expense of $370,548, which is entirely for Uniq Studio's.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. Also, the Company has or is in the process of selling the following subsidiaries: iShopper Internet Solutions, Inc. and KT Solutions, Inc. The total loss from discontinued operations or selling of subsidiaries and disposal of discontinued operations was $29,007 and $187,424, respectively.

      EnSurge and its' subsidiarys have several outstanding law suits against them, which approximate $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception (1998) and we have incurred net losses in each quarter and year. We had negative working capital of $5,149,367 at March 31, 2001.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     10.1 Business Purchase and Stock Acquisition Agreement dated March 1, 2001, which was amended to April 25, 2001, by and among EnSurge.Inc., and GoThink!.com, Inc.,(2)

     The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

     (1) Incorporated by reference to the same numbered exhibits as filed with the Company's September 30, 2000 Form 10-QSB filed November 14, 2000
     (2) Incorporated by reference to the same numbered exhibits as filed with the Company's 2000 Annual Report on Form 10-KSB filed May 22, 2001.


(b) Reports on Form 8-K

During the period covered by this report, the Company filed no reports on Form 8-K.

OTHER ITEMS

   There were no other items to be reported under Part II of this report.


                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        enSurge, Inc.

Date: May 31, 2001                 /s/ Scott R. Hosking
                                   --------------------
                                   Scott R. Hosking
                                   President and Chief Executive Officer


