Form 10KSB/A
period 2000-12-31
ENSURGE INC
filed 2001-06-27
CIK 789879

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          FORM 10-KSB/A
                         Amendment No. 1
(Mark One)
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934
   For the Transition Period from ____________ to ____________

               Commission File Number 033-03275-D

                          ____________

                          EnSurge, Inc.
                 [Formerly, iShopper.com, Inc.]
     (Exact Name of Registrant as Specified in its Charter)

         Nevada                                 87-0431533
    (State or Other Jurisdiction             (I.R.S. Employer
       of Incorporation or                  Identification No.)
           Organization)

   435 West Universal Circle                       84070
          Sandy, UT                              (Zip Code)
    (Address of Principal
     Executive Offices)

                         (801) 601-2765
      (Registrant's Telephone Number, Including Area Code)

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

     On October 18, 2000, the Company changed its name from iShopper.com, Inc to EnSurge, Inc.

     On February 5, 2001, the Company created a new subsidiary named ZaiBon, Inc . ZaiBon intends to acquire certain contracts from Virtual Market Solutions.com, Inc. for 125,000 shares of common stock during the second fiscal quarter. When the transaction is finalized, ZaiBon will be a wholesale internet service provider and provide prepaid internet services.

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

                                    HIGH            LOW
                                    ----            ----
             1999
             ----
           First Quarter            $ N/A           $ N/A

           Second Quarter             N/A             N/A

           Third Quarter              N/A             N/A

           Fourth Quarter             1/8             1/8

             2000
             ----
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

                                   Year          Year
                                   Ended         Ended
                                  Dec. 31,      Dec. 31,
                                    2000          1999
                                 -----------   -----------

  Revenue:                       $   976,825   $         0

  Expenses (including selling,
  general and administrative)      3,669,216       312,964
                                 -----------   -----------
  Net loss                       $ 7,147,511   $   914,051
                                 ===========   ===========

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


PART II

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

We have audited the accompanying consolidated balance sheet of enSurge, Inc., a Nevada corporation, and Subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
May 15, 2001/

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

As discussed in Note 1 to the financial statements, certain adjustments were made to the statement of stockholders' equity for the year ended December 31, 1999 to restate certain outstanding subscriptions receivable that were later cancelled subsequent to the issuance of the 1999 financial statements. Accordingly, an adjustment has been made to stockholders' equity as of December 31, 1999 to restate the outstanding common stock as of that date.

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

Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 28, 2000

                          enSURGE, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                  --------------------------
                                                     2000           1999
                                                  ------------   -----------
                             ASSETS
Current Assets
 Cash                                             $        287   $    13,935

 Investment in securities available for sale            81,840             -
 Trade accounts receivable (net of allowance
  for doubtful accounts of $19,625 and $138,028,
  respectively)                                            500       130,886
 Deferred income tax benefit                                 -       236,060
 Notes receivable                                       60,000             -
 Other current assets                                    4,276        30,515
                                                  ------------   -----------
  Total Current Assets                                 146,903       411,396
Property and equipment (net of $16,981 and
  $49,280 of accumulated depreciation,
  respectively)                                         73,609       141,983
Deposits                                                 3,841       108,981
Software to be sold and marketed (net of
  accumulated amortization of $450,000)              2,550,000            -
Net assets of discontinued operations                2,978,162            -
Goodwill (net of accumulated amortization of
  $839,391)                                          3,527,174            -
                                                  ------------   ----------

Total Assets                                      $  9,279,689   $  662,360
                                                  ============   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                           $    633,417   $   304,654
 Bank overdraft                                         35,675             -
 Accrued liabilities                                 1,934,958        45,741
 Notes payable - related party                         123,258             -
 Notes payable                                       1,584,122       216,000
 Liabilities of discontinued operations              1,090,184             -
                                                  ------------   -----------
  Total Current Liabilities                          5,401,614       566,395
Stockholders' Equity
 Common stock - $0.001 par value; 100,000,000
   shares authorized; 12,952,080 and 6,915,091
   shares outstanding, respectively                     12,952         6,915
 Additional paid-in-capital                         14,538,345     1,668,313
 Receivable from stockholders                                -      (504,149)
 Unearned compensation                                 (57,075)            -
 Unrealized gain on investment in securities
  available for sale                                    20,640             -
 Accumulated deficit                               (10,636,787)   (1,075,114)
                                                  ------------   -----------
Total Stockholders' Equity                           3,878,075        95,965
                                                  ------------   -----------

Total Liabilities and Stockholders' Equity        $  9,279,689   $   662,360
                                                  ============   ===========
The accompanying notes are an integral part of these condolidated finanicial statements.

                          enSURGE, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


                                                      2000          1999
                                                  ------------   -----------

Sales                                             $    976,825   $         -
Cost of Sales                                          453,461             -
                                                  ------------   -----------
Gross Profit                                           523,364             -
                                                  ------------   -----------
Expenses
 General and administrative                          2,382,458        83,251
 Amortization of software costs                        450,000             -
 Amortization of goodwill                              839,391             -
 Impairment of goodwill                              1,160,308       229,713
   Interest expense                                     81,059         2,621
   Write down of marketable security                   500,000             -
                                                  ------------   -----------
  Total Expenses                                     5,413,216       315,585
                                                  ------------   -----------
Loss From Continuing Operations Before
 Income Taxes                                       (4,889,852)     (315,585)
Income Tax Benefit (Expense)                          (236,060)       86,386
                                                  ------------   -----------
Loss From Continuing Operations                     (5,125,912)     (229,199)
                                                  ------------   -----------
Discontinued Operations
 Loss from operations of discontinued operations
   (net of income tax benefit of $0 and $147,424,
   respectively)                                    (4,053,175)     (684,852)
 Loss on disposal of discontinued operations          (382,586)            -
                                                  ------------   -----------
  Loss from Discontinued Operations                 (4,435,761)     (684,852)
                                                  ------------   -----------
Loss Before Extraordinary Item                      (9,561,673)     (914,051)
Extraordinary Item
 Loss on casualty (net of income tax benefit
 of $2,050)                                                  -       (13,450)
                                                  ------------   -----------

Net Loss                                          $ (9,561,673)  $  (927,501)
                                                  ============   ===========

Basic and Diluted Loss Per Common Share
 Continuing Operations                            $      (0.47)  $     (0.06)
 Discontinued Operations                                 (0.41)        (0.62)
 Extraordinary Loss                                          -         (0.01)
                                                  ------------   -----------
 Net Loss Per Common Share                        $      (0.88)  $     (0.69)
                                                  ============   ===========

Basic and Diluted Weighted Average Common
  Shares Outstanding                                10,914,527     1,349,234
                                                  ============   ===========

Comprehensive Loss
 Net loss                                         $ (9,561,673)  $  (927,501)
 Unrealized gain on investment in securities
   available for sale                                   20,640             -
                                                  ------------   -----------
 Comprehensive Loss                               $ (9,541,033)  $  (927,501)
                                                  ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              enSURGE, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                                                         Total
                                  Common Stock         Additional    Receivable    Unearned  Investment               Stockholders'
                              ----------------------    Paid-In         From        Compen-     in       Accumulated     Equity
                                Shares        Amount     Capital    Stockholders     sation  Securities    Deficit     (Deficit)
                              ----------     --------  -----------  -----------    ---------   -------  ------------  -----------

Balance - December 31, 1998       62,114     $     62  $   126,438  $         -    $       -   $     -  $   (147,613) $   (21,113)

Acquisition of E-Center, Inc.     62,886           63      127,937       (3,000)           -         -             -      125,000
Acquisition of Sunwalker
   Development, Inc.              89,377           89     (230,360)           -            -         -             -     (230,271)
Expenses paid by shareholder           -            -        1,350            -            -         -             -        1,350
Shares issued for exercise of
 stock Options at $0.01 per
 share                         2,600,000        2,600       23,400            -            -         -             -       26,000
Shares issued for purchase of
 Now Seven, Inc. at $0.01 per
 share                         1,000,000        1,000        9,000            -            -         -             -       10,000
Shares issued for services at
 $0.01 per share               1,000,000        1,000        9,000            -            -         -             -       10,000
Shares issued for cash at
 $0.75 per share               2,000,000        2,000    1,498,000     (397,500)           -         -             -    1,102,500
Shares issued for cash at
 $1.75 per share               1,000,000        1,000    1,749,000   (1,750,000)           -         -             -            -
Net loss                               -            -            -            -            -         -      (927,501)    (927,501)
Balance - December 31, 1999
 as previously reported        7,814,377        7,814    3,313,765   (2,150,500)           -         -    (1,075,114)      95,965
Write off uncollectible
 subscriptions receivable       (939,286)        (939)  (1,645,812)   1,646,751            -         -             -            -
Shares issued for exercise
 of stock options at $0.01
 per share                        40,000           40          360         (400)           -         -             -            -
                              ----------     --------  -----------  -----------    ---------   -------  ------------  ------------
Balance - December 31, 1999
 as Restated                   6,915,091        6,915    1,668,313     (504,149)           -         -    (1,075,114)       95,965

Shares issued for cash -
 December $1.75 - $2.36
 per share                        46,564           46       99,373            -            -         -             -        99,419
Stock issued for services:
 September - $3.20 - $5.60
   per share                       5,644            5       22,977            -            -         -             -        22,982
 October - $4.00 per share        88,458           89      353,743            -            -         -             -       353,832
 November - $4.00 per share       10,000           10       39,990            -            -         -             -        40,000
 December - $2.00 per share       30,000           30       59,970            -            -         -             -        60,000
Conversion of notes payable    3,425,623        3,426       54,810            -            -         -             -        58,236
Acquisition of StinkyFeet.com      7,500            8       33,592            -            -         -             -        33,600
Acquisition of Uniq Studios,
 Inc.                          1,550,000        1,550    6,942,450            -            -         -             -     6,944,000
Acquisition of TotaliNet.
  net.Inc.                        75,000           75      335,925            -            -         -             -       336,000
Acquisition of Atlantic
  Technologies International,
  Inc.                           238,200          238    1,074,962            -            -         -             -     1,075,200
Acquisition of Internet Software
 Solutions, Inc.                  60,000           60      268,740            -            -         -             -       268,800
Acquisition of KT Solutions,
  Inc.                           500,000          500    3,583,500            -     (116,667)        -             -     3,467,333
Collection of receivable from
 shareholders                          -            -            -      504,149            -         -             -       504,149
Amortization of unearned
  compensation                         -            -            -            -       59,592         -             -        59,592
Unrealized gain on investment
   in securities                       -            -            -            -            -    20,640             -        20,640
Net loss                               -            -            -            -            -         -    (9,561,673)   (9,561,673)
                              ----------     --------  -----------  -----------    ---------   -------  ------------  ------------
Balance - December 31, 2000   12,952,080     $ 12,952  $14,538,345  $         -    $ (57,075)  $20,640  $(10,636,787) $  3,878,075
                              ==========     ========  ===========  ===========    =========   =======  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              enSURGE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000               1999
                                              -----------        ----------
Cash Flows From Operating Activities
 Net loss                                    $ (9,561,673)        $ (927,501)

 Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Amortization of goodwill                      1,491,495                 -
  Amortization of software costs                  450,000                 -
  Amortization of unearned compensation            59,592                 -
  Depreciation                                     28,854            23,643
  Loss from write down of goodwill              3,170,447           229,713
  Loss on disposal of equipment                    61,369                 -
  Marketable securities acquired for services    (561,200)                -
  Marketing expense paid with note payable and
    common stock                                  153,482            11,350
  Write down of marketable securities             500,000                 -
  Royalty expense paid with common stock          353,832                 -
  Write down of inventory due to obsolescence      37,910                 -
  Gain on forgiveness of debt                     (75,000)                -
  Changes in assets and liabilities, net of
    effects from acquisitions:
   Accounts receivable                            381,417           (89,438)
   Other                                           40,687           (17,911)
   Deferred income taxes                          236,060                 -
   Merchant financing deposit                     108,981                 -
   Trade accounts payable                       1,117,031           183,382
   Accrued liabilities                            284,929          (236,610)
                                             ------------        ----------
Net Cash Used by Operating Activities          (1,721,787)         (823,372)
                                             ------------        ----------
Cash Flows From Investing Activities
 Capital expenditures                             (66,321)         (131,203)
 Cash acquired (deficiency) in business
  purchases                                         9,410            (5,508)
 Cash invested in discontinued operations         (52,785)                -
 Cash paid for deposits                                 -           (97,850)
 Payment to purchase businesses                   (10,000)                -
 Purchase of goodwill                                   -          (226,000)
 Advances for notes receivable                    (60,000)                -
 Proceeds from sale of short term investments      82,387                 -
Net Cash Used in Investing Activities             (97,309)         (460,561)
                                             ------------        ----------

Cash Flows From Financing Activities
 Collection of receivable from shareholders       504,149                 -
 Bank overdraft                                    62,153                 -
 Principal payments on notes payable and
   purchase obligations                          (226,562)                -
 Proceeds from borrowing under note payable
  to related party                                123,258                 -
 Proceeds from borrowings under notes
  payable                                       1,579,031            20,900
 Stock issued for cash                             99,419         1,256,500
 Common stock forfeited                          (336,000)                -
                                             ------------        ----------
   Net Cash Provided by Financing Activities    1,805,448         1,277,400
                                             ------------        ----------
Net Decrease in Cash                              (13,648)           (6,533)
Cash and Cash Equivalents at Beginning
  of Year                                          13,935            20,468
                                             ------------        ----------
Cash and Cash Equivalents at End of Year     $        287        $   13,935
                                             ============        ==========

The accompanying notes ae an integral part of these consolidated financial statements.

                          enSURGE, Inc.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000       1999
                                                       --------   ----------

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for interest                $  47,801  $      542
 Cash paid during the year for income taxes                    -       1,350


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

Restatement - Subsequent to March 28, 2000, management discovered possible adjustments to the financial statements as of December 31, 1999 concerning outstanding subscriptions receivable for the purchase of common stock. A total of 939,286 shares of common stock were subscribed for during 1999 at a purchase price of $1.75 per share, or $1,646,751. During 2000, the subscribers to the stock decided it was not economically feasible to purchase the shares and the subscriptions were cancelled. Therefore, an adjustment was made to the statements of stockholders' equity for the year ended December 31, 1999 to show the cancellation of the stock subscriptions. There was no adjustment to the statement of operations or net equity of the Company as a result of this change.

An additional subscription of stock for 40,000 shares of common stock at $0.01 per share, or $400, was properly recorded for the year ended December 31, 1999. This also made no change to the statement of operations or net equity of the Company.

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

Inventory - Inventory was stated at the lower of cost or market. Cost was determined using the first-in, first-out method. At December 31, 2000, the inventory balance consisted of packaged software. During the year ended December 31, 2000, the Company wrote off $120,311 of inventory held by Atlantic Technologies, Inc. (ATI) due to ATI ceasing operations and managements uncertainty of its value in liquidation. The Company wrote off $37,910 of inventory held by KT Solutions, Inc. as it had become obsolete. The writeoff of ATI inventories was classified in the income statement as loss on disposal of discontinued operations and the write off of KT Solutions inventories was classified in the income statement as loss from operations of discontinued operations.

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

Capitalized  Software  Costs  -  In  accordance  with   Financial
Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. As discussed in Note 2, the Company acquired software that had been developed by Uniq Studios for the purpose of being sold or marketed. On the date of the acquisition, the software had a fair market value of $3,000,000. The value of the software is being amortized over a five year period. Amortization expense for the period from April 1, 2001 through December 31, 2000 was $450,000.

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

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 1,253,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at December 31, 2000.

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

Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"). SFAS 133 established new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Interpretation No. 44 provides definitive guidance regarding accounting for stock-based compensation to non-employee directors. Interpretation 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company has applied this interpretation to all issuances to non-employee directors during 1999 and thereafter.

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

TotaliNet.net, Inc. - On April 7, 2000, the Company issued 50,000 shares of common stock and agreed to issue an additional 100,000 shares of common stock upon TotaliNet.net, Inc. accomplishing four performance criteria, in exchange for the common stock of
TotaliNet.net,  Inc.   The acquisition was  accounted  for  as  a
purchase business combination. The 50,000 common shares issued were valued at fair value of $224,000, or $4.48 per share. Twenty-five thousand contingently issuable common shares were issuable at June 30, 2000 from the Company waiving the related performance
criteria  and were valued at $112,000, or $4.48 per  share.   The
remaining 75,000 contingently issuable common shares will be recognized as an increase to goodwill based upon their fair value when and if they are issued. The Company advanced TotaliNet.net, Inc. $31,000 in March 2000 as a loan. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $764,760 allocated to goodwill, which was amortized over five years by the straight-line method until December 1, 2000 when TotaliNet.net, Inc.'s operations were discontinued.

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

As further disclosed in Note 3, the operations of several of the acquired companies have been discontinued.The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, presents the results of operations assuming the above acquisitions occurred on January 1, 1999, with those operations that were discontinued being presented as such:


                                            2000          1999
                                        -----------    -----------
Revenues                                $ 1,085,325    $   295,974
Loss from continuing operations          (5,296,471)    (1,108,764)
Loss before extraordinary item          (10,661,390)    (4,561,440)
Net loss                                (10,661,390)    (4,574,890)
Basic and diluted loss from continuing
operations per share                          (0.42)         (0.35)
Basic and diluted net loss per share          (0.84)         (1.45)

The above unaudited proforma amounts are not necessarily indicative of what the actual results might have been if the acquisition had occurred on January 1, 1999.

NOTE 3 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - During December 2000, the Company adopted a formal plan to sell KT Solutions, Inc. The transaction closed on April 25, 2001. Operating results of KT Solutions, Inc. for the seven months ended December 31, 2000 was a loss of $1,532,382 and is included in the loss from discontinued operations in the accompanying statements of operations. Net sales of KT Solutions, Inc. for the seven months ended December 31, 2000 were $677,520. Assets and liabilities of KT Solutions, Inc. are included in net assets of discontinued operations in the accompanying balance sheet and consisted of the following at December 31, 2000:

     Cash                                         $   22,144
     Accounts receivable, net of $9,961
        allowance for bad  debts                     121,598
     Inventories                                      92,810
     Property and equipment, net of $7,677
       accumulated depreciation                       36,508
     Deposits                                         12,027
     Goodwill, net of $506,599 accumulated
       amortization                                3,835,679
                                                  ----------
           Total assets                            4,120,766
     Payables and accruals                          (693,190)
     Notes payable                                  (449,414)
                                                  ----------
     Net assets to be disposed                    $2,978,162
                                                  ==========
Asset of KT Solutions, Inc. are shown at their historical cost as the Company expects to realize a gain on the sale of KT Solutions, Inc. and the gain has not been recognized. Notes payable are shown at their carrying amounts.

TotaliNet.net, Inc. - During December 2000, the Company ceased the operations of TotaliNet.net, Inc. (TotaliNet). The estimated loss on the disposal of the discontinued operations of $55,756, which is included in loss on disposal of discontinued operations, represents the estimated loss on the disposal of the assets. Operating results of TotaliNet for the eight months ended December 31, 2000 was a loss of $276,586 and is included in loss from discontinued operations in the accompanying statements of operations. Net sales of TotaliNet for the eight months ended December 31, 2000 were $255,374. Liabilities of TotaliNet are included in liabilities of discontinued operations in the accompanying balance sheet and consisted of $157,441 of accounts payable and accrued liabilities at December 31, 2000.

                                F14

Outbound - In December 2000, the Company ceased operations of Outbound. The Company has not adopted a formal plan to sell Outbound. Operating results of Outbound for the years ended December 31, 2000 and December 31, 1999 were losses of $135,966 and $647,064 after tax, respectively, and are included in loss from discontinued operations in the accompanying statements of operations. Net sales of Outbound for the years ended December 31, 2000 and December 31, 1999 were $2,877,858 and 3,907,164, respectively. No gain or loss was recognized for the disposal of the discontinued operations. Assets and liabilities of Outbound consisted of the following at December 31, 2000:

     Cash                                         $  37,496
     Accounts receivable, net of $74,068
       allowance for bad debts                       68,416
       Property and equipment, net of
         $18,380 accumulated depreciation            58,536
     Payables and accruals                         (387,232)
                                                  ---------
     Net liabilities to be disposed               $(222,784)
                                                  =========

Asset are shown at their expected net realizable values and payables and accruals are shown at their face amounts. Net liabilities to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000 and 1999.

iShopper Internet Services - During December 2000, the Company adopted a formal plan to sell iShopper Internet Services.
Operating results of iShopper Internet Services for the year ended December 31, 2000 and for the six months ended December 31, 1999 were losses of $297,467 and $15,684, respectively, and are included in loss from discontinued operations in the accompanying statements of operations. Net sales of iShopper Internet Services for the year ended December 31, 2000 and the six months ended December 31, 1999 were $35,266 and $17,705, respectively. No gain or loss was recognized for the disposal of discontinued operations. Assets and liabilities of iShopper Internet Services consisted of the following at December 31, 2000:

       Property and equipment, net of $3,692
         accumulated depreciation                 $  2,489
     Payables and accruals                         (62,124)
                                                  --------
     Net liabilities to be disposed               $(59,635)
                                                  ========

Asset are shown at their expected net realizable values and payables and accruals are shown at their face amounts. Net liabilities to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

Atlantic Technologies, Inc. (ATI) - On April 27, 2001, the Company ceased the operations of ATI. Operating results of ATI for the seven months ended December 31, 2000 was a loss of $1,810,774 and is included in the loss from discontinued operations in the accompanying statements of operations. Net sales of ATI for the eight months ended December 31, 2000 were $1,301,459. An estimated loss for the disposal of ATI of $326,830 was recognized during the year ended December 31, 2000. Assets and liabilities of ATI consisted of the following at December 31, 2000:

       Property and equipment, net of $7,608
       accumulated depreciation                   $  45,944
       Payables and accruals                       (394,344)
       Notes payable                               (301,923)
                                                  ---------

     Net liabilities to be disposed               $(650,323)
                                                  =========

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
                                     Gross      Gross     Estimated
                                   Unrealized  Unrealized    Fair
                            Cost     Gains      Losses      Value
                          -------   -------    -------     -------
     Common stocks        $61,200   $20,640    $     -     $81,840
                          =======   =======    =======     =======
NOTE 5 - NOTE RECEIVABLE

In December 2000, the Company advanced $60,000 to iBonZai in which the Company owns stock. The principal is due in December
2001, together with interest at a rate of 8%.

Subsequent to December 31, 2000, the Company converted the note to equity in iBonZai.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and December 31, 1999:

                                                      2000        1999
                                                   --------    --------
     Furniture and fixtures                        $ 41,594    $ 49,884
     Computer equipment                              48,996     141,379
          Total Property and Equipment               90,590     191,263
     Less: Accumulated depreciation                 (16,981)    (49,280)
                                                  ---------    --------

     Net Property and Equipment                   $  73,609    $141,983
                                                  =========    ========

Depreciation expense for the year ended December 31, 2000 and 1999 was $28,854 and $23,643, respectively. For the year ended December 31, 2000, $17,357 was classified as general and administrative expense and $11,497 was classified as loss from operations of discontinued operations.

NOTE 7 - NOTES PAYABLE                                 December 31,
                                                  ------------------------
                                                     2000          1999
                                                  ----------     ---------
6.06% Notes payable, due November 1997, in
default, secured by mining claims held
previously by Sunwalker                           $  126,000     $ 126,000

5% Convertible debenture, converted into
common stock                                               -        60,000

8% Notes payable, due on demand, unsecured         1,359,000             -

12% Note payable, due on demand, unsecured            79,122             -

Non-interest bearing obligations incurred
 in connection with acquisition of businesses,
 due on demand, unsecured                             20,000       30,000
                                                  ----------     --------

  Total Notes Payable                            $ 1,584,122     $216,000
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

At the time of the acquisition of KT Solutions, Inc. (KT), KT had accrued liabilities of $399,191 stemming from prior royalty agreements with certain individuals. In October 2000, the Company, KT Solutions, Theodore Belden and James Corcoran entered into an agreement to settle their portion of the liabilities. The parties agreed to pay Belden $237,603 and Corcoran $450,720 for past royalty liabilities and to settle any future claims that may arise. As part of the agreement, the Company issued 88,458 shares of common stock to Belden and Corcoran. The shares were valued at $353,832 or $4.00 per share. Of the $353,832 value of the shares issued, $323,325 was classified as loss from operations of discontinued operations and $30,507 was payment on the liability.

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

Outstanding Stock Options - A summary of stock option activity for the years ending December 31, 2000 and 1999 is as follows:

                                                                 Weighted
                                                  Exercise         Average
                                      Options      Price       Exercise Price
                                   ------------   ----------     ----------
       Balance, December 31, 1998             -   $    -        $     -
       Granted                          400,000      1.75            1.75
                                   ------------
       Balance, December 31, 1999       400,000      1.75            1.75
       Granted                          853,000   0.10 - 7.60        6.08
                                   ------------
       Balance, December 31, 2000     1,253,000   0.10 - 7.60        6.08
       Exercisable, December 31, 2000   548,615   1.75 - 7.60        2.31

A summary of stock options outstanding and exercisable as of December 31, 2000 follows:

                     Options Outstanding              Options Exercisable
             -------------------------------------    --------------------
                                          Weighted                Weighted
   Range of    Number    Weighted-Average  Average      Number     Average
   Exercise  Outstanding    Remaining     Exercise    Exercisable  Exercise
    Prices   At 12/31/00 Contractual Life   Price     At 12/31/00   Price
 -----------  ---------  ---------------  ---------   ----------  --------
 $1.75          400,000      4.0 years       $1.75       400,000    $1.75
 0.10 - 7.60    853,000      5.0  years       6.08       148,615     2.31
              ---------                                ---------
              1,253,000                                  548,615
              =========                                =========

Stock-based   compensation   charged  to  operations   for   the
years ended December 31, 2000 and 1999, was $49,598 and $0, respectively, from options granted to employees and directors.
Had  compensation cost for  the   Company's  options  granted to
employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                     For the Years Ended
                                         December
                                -----------------------------
                                   2000               1999
                                -----------       -----------
     Net loss:
       As reported              $(9,561,673)      $  (927,501)
       Pro forma                 (9,502,081)         (927,501)
     Basic and diluted loss
      per share:
       As reported              $     (0.88)      $     (0.69)
       Pro forma                      (0.87)            (0.69)

NOTE 11 - PROVISION FOR INCOME TAXES

Including operating losses acquired in acquisitions, the Company has operating loss carry forwards of approximately $7,207,000 at December 31, 2000. The operating loss carry forwards expire from 2019 through 2020. Substantially all of the operating loss carry forwards are limited in the availability for use by the consolidated company. The net deferred tax asset consisted of the following at December 31, 2000 and 1999:

                                            2000             1999
                                        -----------    -------------
  Deferred Tax Assets
     Operating loss carry forwards      $ 2,688,401    $     472,120
     Allowance for doubtful accounts          7,320                -
     Accrued liabilities                    629,419                -
     Unearned revenue                         5,856                -
     Write down of net assets of
      discontinued operations               121,908                -
     Other                                    5,992                -
     Write down of marketable securities    178,801                -
                                        -----------     ------------
     Total Deferred Tax Assets            3,637,697          472,120
  Valuation Allowance                    (2,663,076)        (236,060)
                                        -----------     ------------
  Deferred Tax Liabilities
     Stock-based compensation               (23,471)               -
     Software to be sold and marketed      (951,150)               -
                                        -----------    -------------
     Total Deferred Tax Liabilities        (974,621)               -
                                        -----------    -------------
  Net Deferred Tax Asset                $         -    $     236,060
                                        ===========    =============

The valuation allowance increased $2,427,016 and $236,060 during the years ended December 31, 2000 and 1999, respectively. During 2000, the valuation allowance increase by $401,248 from deferred tax assets arising from acquisitions. If tax benefits from those deferred tax assets are recognized in the future by elimination or reduction of the valuation allowance, the tax benefits will be applied first to reduce to zero any remaining goodwill related to the acquisitions, second to reduce to zero other remaining noncurrent intangible assets related to the acquisitions, and third to reduce income tax expense.

The  following is a reconciliation of the amount of  tax  benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit (expense)
from income taxes attributable to continuing operations (which is all deferred tax):
                                              2000             1999
                                          -----------       ----------
     Benefit at statutory rate (34%)      $ 1,662,550       $  107,299
     Change in valuation allowance         (1,444,632)         (31,327)
     Non-deductible amortization and
      impairment of goodwill                 (753,348)               -
     State tax benefit, net of federal
      tax effect                              161,365           10,414
     Change in tax notes                      138,005                -
                                          -----------       ----------

     Net Benefit (Expense) From Income
      Taxes                               $  (236,060)      $    86,386
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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgement remains unsatisfied. As of December 31, 2000, the Company has accrued $15,939 as net liabilities of discontinued operations.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2000, the Company has accrued $33,429 as net liabilities of discontinued operations.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of December 31, 2000, the Company has accrued $5,000 as net liabilities of discontinued operations.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued $17,553 as net liabilities of discontinued operations.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and the Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2000, the Company has accrued $25,096 as accounts payable.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued $68,437 as net liabilities of discontinued operations.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2000, the Company has accrued $67,148 and $58,742 as accrued liabilities and net liabilities of discontinued operations, respectively.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. Management does not dispute the amount due and at December 31, 2000 has accrued $29,472 as net liabilities of discontinued operations.

Allison Ewrin Company v Atlantic Technologies International, Inc.
- On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on may 25, 2001. Management has accrued $12,000 as net liabilities of discontinued operations at December 31, 2000.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. At December 31, 2000, management has accrued $59,212 as net liabilities of discontinued operations.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. At December 31, 2000, management has accrued $34,178 as net liabilities of discontinued operations.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. At December 31, 2000, management has accrued $24,199 as net liabilities of discontinued operations.

Trogon    Computer    Corporation   v    Atlantic    Technologies
International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. At December 31, 2000, management has accrued $4,778 as net liabilities of discontinued operations.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. At December 31, 2000, management has accrued $201,702 as net liabilities of discontinued operations.

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

                                F-23



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

                                17

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

                                18

ITEM 10.   EXECUTIVE COMPENSATION

     Douglas S. Hackett served as CEO of EnSurge, Inc. during the last completed fiscal year and was compensated $87,500 during that time period. Subsequent to year end he resigned. No other officer of the company was compensated in excess of $100,000.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT


     Common Stock     Douglas S. Hackett       7,725,000      10.74%
                      1900 Alaqua Drive        Former CEO
                      Longwood, Florida 32779

     Common Stock     George Denney            4,236,115       5.89%
                      28 Woodside Lane         Chair of the
                      Freeport, Maine 04032     Board

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

     (b). Reports on Form 8-K:


                                19

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EnSurge, Inc.


                                    /s/ Scott R. Hosking
June 27, 2001                   By: -----------------------------
                                   SCOTT  R.  HOSKING,  PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Scott R. Hosking
-----------------------      President and Chief                 June 27, 2001
SCOTT R. HOSKING             Executive Officer


/s/ Jeff A. Hanks
-----------------------      Chief Financial Officer, Principal  June 27, 2001
JEFF A. HANKS                Accounting Officer,
                             Secretary and Director

/s/ George Denney
-----------------------      Chairman of the Board               June 27, 2001
GEORGE DENNEY


                                20




                          EXHIBIT INDEX

     2.1*   Stock   Exchange   Agreement  by  and  among   Atlantic
            Technologies  International, Inc., Paul  Sachdeva,  and
            Robert Long.

     2.2* Stock Exchange Agreement by and among Internet Software Solutions, Inc., Paul Sachdeva.

     2.3*   Stock  Exchange  Agreement by and among  KT  Solutions,
            Inc., Steve Burke.

     2.4    Stock  Exchange  Agreement by and among Virtual  Market
            Solutions.com, Inc.

     21.1   Subsidiaries of EnSurge, Inc.





*  Previously filed and incorporated herein by reference.

                                22