Form 10QSB
period 2001-06-30
ENSURGE INC
filed 2001-08-15
CIK 789879

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2001


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 033-03275-D


                          enSurge, Inc.
                          -------------
(Exact name of small business issuer as specified in its charter)


              Nevada                            87-0431533
              ------                           ------------
(State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)


                    435 West Universal Circle
                        Sandy, UT  84070
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

                          Yes X         No

There were 83,123073,026971,733,875 shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2001May
29, 2001.

                          enSurge, Inc.
                           FORM 10-QSB



             QUARTER ENDED  MARCH 31JUNE 30, , 2001

                        TABLE OF CONTENTS



                                                                      Page

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) - June 30,
    2001 and December 31, 2000                                          3

  Condensed Consolidated Statements of Operations and
    Comprehensive Loss (Unaudited) for the Three
    and Six Months Ended June 30, 2001 and 2000                         4

  Condensed Consolidated Statement of Stockholders' Equity
    (Unaudited) for the  Six Months Ended June 30, 2001                 5

  Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the Six Months Ended June 30, 2001 and 2000                     6

  Notes to Condensed Consolidated Financial Statements
    (Unaudited)                                                         8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              15

Item 4. Submission of matters to a vote of Security Holders            17

Item 6. Exhibits and Reports on Form 8-K                               17

Signatures.                                                            18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          enSurge, Inc.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                      June 30,   December 31,
                                                        2001         2000
                                                     -----------  -----------
                             ASSETS
Current Assets
  Cash                                               $        91  $       287
  Investment in securities available for sale          3,925,309       81,840
  Trade accounts receivable (net of allowance
   for doubtful accounts of $0 and $19,625,
   respectively)                                              --          500
  Notes receivable                                            --       60,000
  Other current assets                                    34,377        4,276
                                                     -----------  -----------
     Total Current Assets                              3,959,777      146,903

Property and Equipment, (Net of $27,925 and
 $16,981 of accumulated depreciation, respectively)       69,639       73,609
Deposit                                                    3,800        3,841
Software to be sold and marketed (net of
 accumulated amortization of $750,000 and $450,000,
 respectively)                                         2,250,000    2,550,000
Net assets of discontinued operations                         --    3,874,798
Goodwill (net of accumulated amortization of
 $1,280,487 and $839,391, respectively)                3,086,078    3,527,174
                                                     -----------  -----------
Total Assets                                         $ 9,369,294  $10,176,325
                                                     ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                             $ 1,626,131  $ 1,966,728
  Bank overdraft                                              --       35,675
  Accrued liabilities                                  1,550,940    2,386,764
  Notes payable  - related party                              --      123,258
  Notes payable                                        2,241,200    1,785,825
                                                     -----------  -----------
     Total Current Liabilities                         5,418,271    6,298,250
                                                     -----------  -----------
Stockholders' Equity
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 69,925,275 and 64,760,400
   shares issued and outstanding, respectively            69,925       64,760
  Additional paid-in-capital                          16,509,711   14,486,537
  Unearned compensation                                       --      (57,075)
  Unrealized gain (loss) on securities available
   for sale                                              (58,429)      20,640
  Accumulated deficit                                (12,570,184) (10,636,787)
                                                     -----------  -----------
Total Stockholders' Equity                             3,951,023    3,878,075
                                                     -----------  -----------

Total Liabilities and Stockholders' Equity           $ 9,369,294  $10,176,325
                                                     ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND COMPREHENSIVE LOSS
                           (UNAUDITED)

                                      For the Three Months       For the Six Months
                                          Ended June 30,            Ended June 30,
                                     ------------------------  ------------------------
                                        2001         2000         2001         2000
                                     -----------  -----------  -----------  -----------
Sales                                $    61,535  $   121,500  $   103,315  $   121,500

Cost of Sales                             44,590        1,300       47,949        1,300
                                     -----------  -----------  -----------  -----------
Gross Profit                              16,945      120,200       55,366      120,200
                                     -----------  -----------  -----------  -----------
Operating Expenses
  General and administrative             156,845      768,807    1,040,622    1,224,333
  Amortization of software costs         150,000      150,000      300,000      150,000
  Amortization of goodwill               220,548      278,564      441,096      282,264
  Interest expense                        45,962        6,435      142,341        8,840
                                     -----------  -----------  -----------  -----------
  Total Operating Expenses               573,355    1,203,806    1,924,059    1,665,437
                                     -----------  -----------  -----------  -----------
Loss From Continuing Operations
 Before Taxes                           (556,410)  (1,083,606)  (1,868,693)  (1,545,237)
                                     -----------  -----------  -----------  -----------
Income Tax Expense                             -            -            -     (236,060)
                                     -----------  -----------  -----------  -----------
Loss from Continuing Operations         (556,410)  (1,083,606)  (1,868,693)  (1,781,297)
                                     -----------  -----------  -----------  -----------
Discontinued Operations
  Loss from operations of
   discontinued operations                     -     (169,921)           -     (357,344)
  Loss on disposal of discontinued
   operations                            (35,697)           -      (64,704)           -
                                     -----------  -----------  -----------  -----------
  Loss from Discontinued Operations      (35,697)    (169,921)     (64,704)    (357,344)
                                     -----------  -----------  -----------  -----------
Net Loss                             $  (592,107) $(1,253,527) $(1,933,397) $(2,138,641)
                                     ===========  ===========  ===========  ===========
Basic and Diluted Loss Per Share     $     (0.01) $     (0.02) $     (0.03) $     (0.04)
                                     ===========  ===========  ===========  ===========
Weighted Average Number of Common
 Shares Used in Per Share
 Calculation                          69,650,066   58,968,510   68,369,345   57,871,160
                                     ===========  ===========  ===========  ===========


COMPREHENSIVE LOSS

Net Loss                                (592,107)  (1,253,527)  (1,933,397)  (2,138,641)

Other Comprehensive Loss
  Unrealized Loss on investment
   in securities                         (52,789)           -      (79,069)           -
                                     -----------  -----------  -----------  -----------
Comprehensive Loss                   $  (644,896) $(1,253,527) $(2,012,466) $(2,138,641)
                                     ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                      Unrealized                   Total
                                       Common Stock         Additional    Unearned  Gain (Loss) on                 Stock-
                                  ------------------------    Paid-in      Compen-    Investment    Accumulated    holder
                                    Shares       Amount       Capital      sation    In Securities    Deficit      Equity
                                  -----------  -----------  -----------  -----------  -----------  ------------  -----------
 Balance - December 31, 2000       64,760,400  $    64,760  $14,486,537  $   (57,075) $    20,640  $(10,636,787) $ 3,878,075

  Issuance common stock
   for services                     2,724,550        2,725    1,080,287            -            -             -    1,083,012

  Issuance of common stock upon
    conversion of notes payable
    and accrued interest            2,440,325        2,440      932,387            -            -             -      934,827

  Options issued for services               -            -       10,500            -            -             -       10,500

  Amortization of unearned
   compensation                             -            -            -       57,075            -             -       57,075

  Unrealized loss on investment
   in securities                            -            -            -            -      (79,069)            -      (79,069)

  Net loss for the period                   -            -            -            -            -    (1,933,397)  (1,933,397)
                                  -----------  -----------  -----------  -----------  -----------  ------------  -----------
  Balance - June 30, 2001          69,925,275  $    69,925  $16,509,711  $         -  $   (58,429) $(12,570,184) $ 3,951,023
                                  ===========  ===========  ===========  ===========  ===========  ============  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          enSurge, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                       For the Six Months
                                                          Ended June 30,
                                                    -------------------------
                                                       2001          2000
                                                    -----------   -----------
Cash Flows From Operating Activities
 Net loss                                           $(1,933,397)  $(2,138,641)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                          17,049        25,462
   Amortization of software costs                       300,000       150,000
   Amortization of goodwill                             441,096       404,621
   Amortization of unearned compensation                 57,075        13,823
   Services paid with common stock                    1,083,012             -
   Interest paid with common stock                       28,192             -
   Options issued for consulting services                10,500             -
   Expenses paid with note payable                      (20,300)       30,500
   Decrease in assets of discontinued operations        (12,740)            -
   Deferred income taxes                                      -       236,060
   Changes in operating assets and liabilities:
     Accounts receivable                                    500      (134,176)
     Trade accounts payable                            (178,062)      451,199
     Accrued liabilities                                (90,411)      269,054
     Other                                               (8,513)       34,979
                                                    -----------   -----------
     Net Cash Used in Operating Activities             (288,973)     (657,119)
                                                    -----------   -----------
Cash Flows From Investing Activities
 Cash acquired in business purchase                           -         9,410
 Payments to purchase businesses                              -       (10,000)
 Capital expenditures                                    (6,736)      (74,940)
                                                    -----------   -----------
     Net Cash Used in Investment Activities              (6,736)      (75,530)
                                                    -----------   -----------
Cash Flows From Financing Activities
 Proceeds from line credit                              184,159             -
 Proceeds from borrowing under notes payable            117,000       503,533
 Principal payments on notes payable                     (5,646)      (40,000)
 Collection of receivable from shareholders                   -       397,900
                                                    -----------   -----------
     Net Cash Provided by Financing Activities          295,513       861,433
                                                    -----------   -----------
Net Increase in Cash                                       (196)      128,784

Cash at Beginning of Period                                 287        13,935
                                                    -----------   -----------
Cash at End of Period                               $        91   $   142,719
                                                    ===========   ===========
Supplemental Cash Flow Information:
 Cash paid for interest                             $         0   $       313
                                                    ===========   ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)



Non-Cash Investing And Financing Activities:

  Issuance of common stock to acquire a subsidiary  $        --   $    33,600
  Liability incurred to acquire a subsidiary                 --        30,000
  Notes payable converted into common stock              10,000        19,942
  Liabilities assumed by Company on behalf of KT
   Solutions subsequently converted to common stock     896,636            --
  Accrued liabilities converted into notes payable
   to related parties                                   293,607
  Bank overdraft converted to accounts payable           35,675            --
  Related party note payable assumed by discontinued
   entity to be disposed of                              25,000            --
  Conversion of related party notes payable to
   notes payable                                        391,865            --
  Marketable securities received for wholly owned
   subsidiary                                         3,862,538            --


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          enSurge, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at June 30, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and to realize proceeds from the sale of KT Solutions, Inc. Management's plans include obtaining additional financing and selling Company assets. On April 25, 2001, the Company sold KT Solutions, Inc. in exchange for stock of Knowledge Transfer Systems, Inc., which management intends to sale at a later date. There is no assurance that any proceeds from additional financing or from the sale will be realized.

Recent Accounting Pronouncements - On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill.
The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will be required to adopt the pronouncement beginning January 1, 2002.

The Company has not yet determined if either of these pronouncements will have a material effect on its financial statements.

NOTE 2 - ACQUISITIONS

ZaiBon, Inc. - On February 21, 2001 the Company organized ZaiBon, Inc. for the purpose of acquiring certain contractual agreements from NeoVista, Inc. which was completed on May 30, 2001. As part of this purchase agreement the Company issued 125,000 shares to NeoVista, Inc. No other assets or liabilities were assumed as part of this purchase agreement.

NOTE 3 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - On April 25, 2001 the Company consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held
Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were transferred to GoThink!.com Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock.

Because there is no established market for the common shares of either KT Solutions, Inc. or GoThink!.com Inc., the fair value of the transaction is assumed to be the cost or historical value of the net assets of KT Solutions, which was $3,862,538. Because the fair value and the historical value of KT Solutions, Inc. are the same amount, this transaction resulted in no gain or loss to the Company.

Prior to this stock exchange agreement the Company assumed
$243,127 of accounts payable, $653,508 of accrued liabilities.
The entire $896,636 was subsequently converted into common stock.
Also, KT Solutions, assumed a note payable to a related party from the Company in the amount of $25,000.

iShopper Internet Services, Inc. - In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet
Services.  This agreement has not yet been finalized.

NOTE 4 - INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are  recognized as a separate component of stockholders'  equity.
At  June 30, 2001, available-for-sale securities consisted of the following:
                                    Gross       Gross     Estimated
                                  Unrealized  Unrealized     Fair
                        Cost        Gains       Losses       Value
                     -----------  ----------  ----------  -----------
     Common stocks   $ 3,983,738  $        -  $   58,429  $ 3,925,309
                     ===========  ==========  ==========  ===========

In September 2000, as part of a sales agreement, the Company received 60,000 restriced shares of Tru Dynamics International, Inc. common stock valued at $0.50 per share.

On April 11, 2001, the Company converted a $60,000 note receivable, from iBonZai, Inc. to 273,093 shares of iBonZai, Inc.
common stock valued at $.22 per share.

On April 25, 2001, the Company consummated a Stock Exchange Agreement with GoThink!.com, Inc., whereby all of the issued and outstanding common stock of KT Solutions, Inc., was transferred to GoThink!.com, Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. The 8,000,000 shares were recorded as an investment in marketable securities in the amount of $3,862,538, which was their estimated fair value on the date the transaction was consummated.

NOTE 5 - NOTES PAYABLE
                                                    June 30,   December 31,
                                                      2001         2000
                                                   -----------  -----------
6% Notes payable, due November 1997, in default,
 secured by mining claims previously held by
 Sunwalker                                         $   126,000  $   126,000

8% Notes payable, due on demand, unsecured           1,731,307    1,359,000

12% Notes payable, due on demand, unsecured             97,122       79,122

13% Notes payable, due on demand, unsecured             98,258            -

Note payable to a bank, in default, secured
 by assets of Atlantic Technologies
 International, Inc.                                   184,159      201,703

Non-interest bearing obligations incurred in
 connection with acquisition of businesses,
 due on demand, unsecured                                4,354       20,000
                                                   -----------  -----------
  Total Notes Payable                              $ 2,241,200  $ 1,785,825
                                                   ===========  ===========

Notes Payable - Related Party                      $         -  $   123,258
                                                   ===========  ===========

The Company no longer has business relationships with two former officers. These former officers held related party notes payable of $391,865, bearing interest between 8% and 13% and are secured by assets of the company. These notes have been reclassified into notes payable.

NOTE 6 - STOCK HOLDERS' EQUITY

On February 15, 2001, the Company effected a 5-for-1 stock split of its outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock Issued for Services - In February 2001, the Company issued 2,604,550 shares of common stock for services valued at $1,077,012 or $0.41 per share. In June 2001, the Company issued 120,000 shares of common stock for services valued at $6,000 or $0.05 per share.

Common Stock Issued for Conversion of Notes Payable - During the six months ended June 30, 2001, the Company converted $934,827 of liabilities into common stock. This amount consisted of $896,636 of liabilities, assumed from KT Solutions, Inc. prior to its sale, and $38,192 of other notes payable. The notes were converted into 2,440,325 shares of common stock.

NOTE 7 - STOCK OPTIONS

Stock-based compensation charged to operations was $57,075 for the six months ended June 30, 2001. This represented the amortization of unearned compensation relating to options granted to employees and directors that vested immediately upon the sale of KT Solutions.

On April 26, 2001, the Company granted 2,325,000 options to purchase common shares to officers and directors. These options have an exercise price of $0.03 per option which was equal to the fair value of the underlying common stock on the date issued. Accordingly, no compensation expense was recognized from the grant of these options. These options had a fair value of $0.03 per option, on the date granted, based upon the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.61 percent, volatility of 577.00 percent, expected dividend yield of 0 percent and an expected life of five years. Also, on April 26, 2001, the Company granted 350,000 options to purchase common shares to a consultant at the same terms as mentioned above, resulting in compensation expense of $10,500 based on the fair value of the options granted.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. HBM proposes including the liability to Pacific Media in the amount of $68,437. As of December 31, 2000, the Company has accrued the above liability. As of June 30, 2001 there has been no change in this suit.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2000, the Company has accrued the above liabilities. As of June 30, 2001 there has been no change in this suit.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of June 30, 2001 there has been no change in this suit.

Allison Ewrin Company v Atlantic Technologies International, Inc.
- On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of June 30, 2001 there has been no change in this suit.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212.

Avnet Electronics Marketing, Inc. v Atlantic Technologies
International, Inc. - On March 27, 2001, Avnet Electronics
Marketing, Inc. filed suit in the Circuit Court of Orange County,
Florida, against Atlantic Technologies International, Inc.
seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of June 30, 2001 there has been no change in this suit.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which
is currently outstanding.   As of June 30, 2001 there has been no
change in this suit.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of June 30, 2001 there has been no change in this suit.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of June 30, 2001 there has been no change in this suit.

NOTE 9 - SUBSEQUENT EVENTS

In July 2001, the Company issued 12,550,000 shares of common stock for services valued at $502,000 or $0.04 per share. Also in July 2001, the Company issued 647,994 shares of common stock valued at $25,920 to iBonZai, Inc. for 107,998 shares of iBonZai, Inc. common stock.

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

Results of Operations

         The Company had minimal sales for the three months ended June 30, 2001 and 2000 which were respectively, $61,535 and
$121,500. The Company's principal source of revenue for the three months ended, were from web design, digital animation and flash work sales. Uniq Studios, Inc. is the only remaining company with sales and operations.

      Cost of sales for the three months ended June 30, 2001 and 2000 were, respectively, $44,590 and $47,590. These costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

     General & Administrative expenses for the three months ended
June 30, 2001 and 2000 were, respectively, $156,845 and $768,807.
These costs were mainly to keep operations of the parent and other companies viable.

     In April 2000 the Company purchased Uniq Studio's, Inc., which included software to be sold and marketed and goodwill of $5,460,273, which was subsequently impaired and written down to $4,299,965. During the three months ended June 30, 2001 the Company had amortization expense of $370,548, which is entirely for Uniq Studio's.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. Also, the Company has sold KT Solutions, Inc. and is in the process of selling the iShopper Internet Solutions, Inc.

      EnSurge and its' subsidiaries have several outstanding law suits against them, which approximate $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain. Most law suits are against the subsidiaries.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year. The Company had negative working capital of $1,458,494 on June 30, 2001.

          EnSurge is a holding Company and currently has no further plans of purchasing any new companies. The Compnay's main concern is cashflow, and is continually searching for ways of raising capital through private placement of the company's stock or notes secured by stock or selling some of its investment. This capital infusion will be used for working capital needs. The Company's working capital and other capital requirements have decreased due to the closure and sale of several of its subsidiary's. However, there is still a large need for capital due to accounts and notes payable. Furthermore, our funding of working capital and current operating losses will require additional capital investment. There can be no assurance that additional funding will become available.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      EnSurge and its' subsidiaries have several outstanding law suits against them and the company, which approximate, $771,937.
Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

E-Commerce Exchange. v. Outbound Enterprises/iShopper.   On
December 18, 2000, E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, Sandy Department seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, a settlement arrangement has been finalized to be paid out through receivables, however, until the obligation is paid in full the judgment remains unsatisfied. As of June 30, 2001 there has been no change in this suit.

Media Source, Inc. v. iShopper Internet Services, Inc.    In
April 2000, Media Source, Inc brought suit in the Fourth Judicial District Court, Utah County, Utah, against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of June 30, 2001 there has been no change in this suit.

MediaBang. L.C. v. iShopper Internet Services, Inc. In April 2000, iShopper Internet Services was informed that MediaBang had filed suit in the Third Judicial District Court, Salt Lake County, Utah, against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. An initial settlement installment of $2,000 was paid in November 2000 reducing the liability to $5,000, which amount is still outstanding. The Company remains committed to the settlement commitment but has been unable as of this date to satisfy the balance owed. MediaBang has reserved the right to reassert claims and to reinstitute the lawsuit against iShopper Internet

Services in the event that the settlement amounts are not received. As of this date, however, no new lawsuit has been commenced. As of June 30, 2001 there has been no change in this suit.

Positive Response, Inc. v. iShopper Internet Services, Inc.
In July 2000, Positive Response brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 have been made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of June 30, 2001 there has been no change in this suit.

IOS Capital, Inc. v. iShopper Internet Services, Inc.    In
January 2001, IOS Capital brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 disputing plaintiff's claims in part and inviting the plaintiff to retrieve both items of equipment. The lawsuit remains at that stage. As of June 30, 2001 there has been no change in this suit.

OneSource.com v. Outbound Enterprises and enSurge, Inc.    In
October 2000, OneSource.com brought suit in the Third Judicial District Court, Salt Lake City, Utah, against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle judgment as funds become available. As of June 30, 2001 there has been no change in this suit.

Pacific Media Duplication, LLC v. iShopper.com, Inc.,
TotaliNet.net, Inc. and Richard Scavia.    In January 2001,
Pacific Media brought suit in the Superior Court of California, San Diego County, against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. While it remains interested in negotiating a resolution with Pacific Media, as it is able to do so, it has reserved all rights it may have to raise any defenses available in the event that Pacific Media seeks to enforce the judgment where the Company conducts business. As of June 30, 2001 there has been no change in this suit.

Paychex, Inc. v EnSurge, Inc. and Subsidiaries. In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: EnSurge, Inc. $45,146, iShopper Internet Services, Inc. $13,247, Totalinet.net, Inc. $17,416, Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As the Company obtains funds it will seek opportunity to resolve these matters. As of June 30, 2001 there has been no change in this suit.

NCX Corporation v Atlantic Technologies International, Inc. In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

Allison Ewrin Company v Atlantic Technologies International, Inc. On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

Scanport, Inc. v Atlantic Technologies International, Inc. On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

US Drive Technology Corporation v Atlantic Technologies International, Inc. On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

Trogon Computer Corporation v Atlantic Technologies International, Inc. On June 15, 1999, Trogon Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. No further action has taken place at this time. As of June 30, 2001 there has been no change in this suit.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of June 30, 2001 there has been no change in this suit.

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

     (1) Incorporated by reference to the same numbered exhibits as filed with the Company's September 30, 2000 Form 10-QSB filed November 14, 2000
     (2) Incorporated by reference to the same numbered exhibits as filed with the Company's 2000 Annual Report on Form 10-KSB filed May 22, 2001.
     (3) Incorporated by reference to the same numbered exhibits as filed with the Company's March 31, 2001 Form 10-QSB filed June 1, 2001.
     (4)  Business Purchase and Stock Acquisition Agreement dated
          March 1, 2001, which was amended to April 25, 2001, by and among EnSurge, Inc., and GoThink!.com, Inc.
     (5) Incorporated by reference as filed by the Company Form S-8 filed June 29, 2001.


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


                                        enSurge, Inc.

Date: August 14, 2001              /s/ Scott R. Hosking
                                   --------------------
                                   Scott R. Hosking
                                   President and Chief Executive Officer


