Form 10QSB
period 2001-09-30
ENSURGE INC
filed 2001-11-19
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001


[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934


                       Commission File Number: 033-03275-D


                                  enSurge, Inc.

        (Exact name of small business issuer as specified in its charter)


             Nevada                                      87-0431533
   --------------------------------           --------------------------------
   (State   or  other  jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)



                            435 West Universal Circle
                                Sandy, UT  84070
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (801) 601-2765
                           ---------------------------
                           (Issuer's telephone number)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934,

during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No

There were 83,123,269 shares of common stock, $0.001 par value, issued and outstanding as of November 14, 2001.

                                  enSurge, Inc.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30,  2001

                                TABLE OF CONTENTS


                                                                   Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
     September 30, 2001 and December 31, 2000                         3

  Condensed Consolidated Statements of Operations and
    Comprehensive Loss (Unaudited) for the Three and
    Nine Months Ended September 30, 2001 and 2000                     4

  Condensed Consolidated Statement of Stockholders' Equity
    (Unaudited) for the Nine Months Ended September 30, 2001          5

  Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the Nine Months Ended September 30, 2001 and 2000             6

  Notes to Condensed Consolidated Financial Statements
    (Unaudited)                                                       8

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             15

Item 4. Submission of matters to a vote of Security Holders           17

Item 6. Exhibits and Reports on Form 8-K                              17

Signatures.                                                           18

                                        2
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  enSurge, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                               September 30,        December 31,
                                                    2001                 2000
                                              ---------------         ---------
                                     ASSETS
Current Assets
  Cash                                        $         1,881         $     287
  Investment in securities available for
   sale                                               680,164            81,840
  Trade accounts receivable (net of
    allowance for doubtful accounts of
    $0 and $19,625, respectively)                           -               500
  Notes receivable                                          -            60,000
  Other current assets                                 63,376             4,276
                                             ----------------         ---------
     Total Current Assets                             745,421           146,903
Property and Equipment, (Net of $28,211
  and $16,981 of accumulated depreciation,
  respectively)                                        53,953           73,609
Deposit                                                 3,800            3,841
Software to be sold and marketed (net of
  accumulated amortization of
  $0 and $450,000, respectively)                            -        2,550,000
Net assets of discontinued operations                       -        3,874,798
Goodwill (net of accumulated amortization
  of $0 and $839,391, respectively)                         -        3,527,174
                                             ----------------    -------------
Total Assets                                 $        803,174    $  10,176,325
                                             ================    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Trade accounts payable                      $     1,628,229    $   1,966,728
  Bank overdraft                                            -           35,675
  Accrued liabilities                               1,596,704        2,386,764
  Notes payable  - related party                            -          123,258
  Notes payable                                     2,212,531        1,785,825
                                             ----------------    -------------

     Total Current Liabilities                      5,437,464        6,298,250
                                             ----------------    -------------
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value;
    100,000,000 shares authorized;
    83,123,269 and 64,760,400 shares
    issued and outstanding, respectively               83,123           64,760
  Additional paid-in-capital                       17,024,433       14,486,537
  Unearned compensation                                     -          (57,075)
  Unrealized gain (loss) on securities
    available for sale                             (3,137,494)          20,640
  Accumulated deficit                             (18,604,352)     (10,636,787)
                                             ----------------    -------------
Total Stockholders' Equity (Deficit)               (4,634,290)       3,878,075
                                             ----------------    -------------

Total Liabilities and Stockholders'
  Equity (Deficit)                           $        803,174    $  10,176,325
                                             ================    =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                 For the Three Months         For the Nine Months
                                  Ended September 30,          Ended September 30,
                                     2001          2000             2001          2000
                              -----------    -----------    ------------   -----------
Sales                         $     9,094    $   710,625    $    126,739   $   832,125

Cost of Sales                       7,889            129          55,839         1,429

Gross Profit                        1,205        710,496          70,900       830,696
                              -----------    -----------    ------------   -----------

Operating Expenses
  General and
    administrative                485,979        668,582       1,548,693     1,892,914
  Amortization of software
     costs                        150,000        150,000         450,000       300,000
  Amortization of goodwill        220,548        278,564         661,644       560,828
  Realized loss from sale of
     securities                   160,000              -         160,000             -
  Interest expense                 44,701         29,699         187,042        38,539
                              -----------    -----------    ------------   -----------

  Total Operating Expenses      1,061,228      1,126,845       3,007,379     2,792,281
                              -----------    -----------    ------------   -----------

Loss From Continuing
  Operations                    1,060,023       (416,349)     (2,936,479)   (1,961,585)
                              -----------    -----------    ------------   -----------

Write-off of Goodwill and
 Software to be sold           (4,966,382)             -      (4,966,382)            -
                              -----------    -----------    ------------   -----------

Loss from Continuing
Operations before taxes        (6,026,405)      (416,349)     (7,902,861)   (1,961,585)
                              -----------    -----------    ------------   -----------

Income Tax Expense                      -              -               -      (236,060)
                              -----------    -----------    ------------   -----------

Loss from Continuing
  Operations                   (6,026,405)      (416,349)     (7,902,861)   (2,197,645)
                              -----------    -----------    ------------   -----------

Discontinued Operations
  Loss from operations of
  discontinued operations               -       (815,013)              -    (1,172,359)
  Loss on disposal of
    discontinued operations             -              -         (64,704)            -
                              -----------    -----------    ------------   -----------

  Loss from Discontinued
    Operations                          -       (815,013)        (64,704)   (1,172,359)
                              -----------    -----------    ------------   -----------

Net Loss                      $(6,026,405)   $(1,231,362)   $ (7,967,565)  $(3,370,004)
                              ===========    ===========    ============   ===========

Basic and Diluted Loss
  per Share                   $     (0.08)   $     (0.01)   $      (0.11)  $     (0.27)
                              ===========    ===========    ============   ===========
Weighted Average Number of
  Common Shares Used in Per
  Share Calculation            80,272,771     13,515,483      72,358,851    12,261,691
                              ===========    ===========    ============   ===========



COMPREHENSIVE LOSS

Net Loss                       (6,026,405)    (1,231,364)     (7,967,565)   (3,370,004)

Other Comprehensive Loss
  Unrealized Loss on investment
  in securities                (3,080,065)             -      (3,158,134)            -
                              -----------    -----------    -------------  ------------
Comprehensive Loss            $(9,106,470)   $(1,231,362)   $ (11,125,699) $ (3,370,004)
                              ===========    ===========    =============  =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                         Total
                                   Common Stock              Additional     Unearned      Gain (Loss) on                Stock-
                              -------------------------        Paid-In       Compen-       Investment    Accumulated     holder
                                Shares         Amount          Capital       sation       In Securities     Deficit      Equity
                              ----------     -----------    ------------   -----------    ------------   ------------  -----------
Balance - December 31, 2000   64,760,400     $    64,760    $ 14,486,537   $   (57,075)   $     20,640   $(10,636,787) $ 3,878,075

  Issuance common stock
   for services               13,774,550          13,775      1,511,237              -               -              -    1,525,012

  Issuance of common stock upon
    conversion of notes payable
     and accrued interest      3,940,325           3,940        990,887              -               -              -      994,827

  Issuance of common stock for
    investment in marketable
    securities                   647,994             648         25,272              -                -             -       25,920

  Options issued for services          -               -         10,500              -                -             -       10,500

  Amortization of unearned
   compensation                        -               -              -         57,075                -             -       57,075

  Unrealized Loss on investment
    in securities                      -               -              -              -       (3,158,134)            -   (3,158,134)

  Net loss for the period              -               -              -              -                -    (7,967,565)  (7,967,565)
                              ----------     -----------    -----------    -----------    -------------  ------------  -----------

Balance - September 30,
  2001                        83,123,269     $    83,123    $17,024,433    $         -    $  (3,137,494) $(18,604,352) $(4,634,290)
                              ==========     ===========    ===========    ===========    =============  ============  ===========




   The accompanying notes are an integral part of these condensed consolidated financial statements
                                        5


                                  enSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Nine Months
                                                    Ended September 30,
                                                 2001                2000
                                             -----------         -----------
Cash Flows From Operating Activities
Net loss                                     $(7,967,565)        $(3,370,004)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Depreciation                                 25,574              46,700
 Impairment of goodwill and software
   to be sold                                  4,966,382                   -
 Amortization of software costs                  450,000             300,000
 Amortization of goodwill                        661,644           1,007,382
 Realized loss on sale of investments
   and disposal of fixed assets                  166,309                   -
 Amortization of unearned compensation            57,075              40,846
 Marketing expenses paid with note payable
   and common stock                                    -              53,480
 Marketable securities acquired for services
   rendered                                            -            (531,200)
 Services paid with common stock               1,525,012                   -
 Interest paid with common stock                  28,192                   -
 Options issued for consulting services           10,500                   -
 Expenses paid with note payable                 (20,300)                  -
 Decrease in assets of discontinued
   operations                                    (12,740)                  -
 Deferred income taxes                                 -             236,060
 Changes in operating assets and liabilities:
  Accounts receivable                                500            (129,561)
  Trade accounts payable                        (146,133)            616,153
  Accrued liabilities                            (44,647)            486,791
  Other                                           11,514            (105,282
                                             -----------         -----------

  Net Cash Used in Operating Activities         (288,683)         (1,348,635)
                                             -----------         -----------

Cash Flows From Investing Activities
 Cash acquired in business purchase                    -               9,410
 Payments to purchase businesses                       -             (10,000)
 Capital expenditures                             (6,736)            (98,002)
                                             -----------         -----------

  Net Cash Used in Investment Activities          (6,736)            (98,592)
                                             -----------         -----------

Cash Flows From Financing Activities
 Proceeds from line credit                       184,159                   -
 Proceeds from borrowing under notes payable     118,500             958,533
 Principal payments on notes payable and
   purchase obligations                           (5,646)            (55,195)
 Bank overdraft                                        -              39,775
 Collection of receivable
   from shareholders                                   -             504,149
                                             -----------         -----------

  Net Cash Provided by Financing Activities      297,013           1,447,262
                                             -----------         -----------
Net Increase in Cash                               1,594                  35

Cash at Beginning of Period                          287              13,345
                                             -----------         -----------

Cash at End of Period                        $     1,881         $    13,380
                                             ===========         ===========
Supplemental Cash Flow Information:
 Cash paid for interest                      $         -         $    58,678
                                             ===========         ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                          For the Nine Months
                                                          Ended September 30,
                                                              2001         2000
                                                       -----------  -----------
Non-Cash Investing And Financing Activities:

  Issuance of common stock and options to acquire
    a subsidiaries                                     $        -   $12,577,600
  Liability incurred to acquire a subsidiary                     -       55,000
  Notes payable converted into common stock                 70,000       58,236
  Liabilities assumed by Company on behalf of KT
    Solutions subsequently converted to common stock       896,636            -
  Accrued liabilities converted into notes payable
    to related parties                                     293,607
  Bank overdraft converted to accounts payable              35,675            -
  Related party note payable assumed by discontinued
    entity to be disposed of                                25,000            -
  Conversion of related party notes payable to
    notes payable                                          391,865            -
  Marketable securities received for wholly-
    owned subsidiary                                     3,862,538            -
   Exchange  of receivable for investment in
     marketable securities                                  60,000            -
  Assets acquired by assumption of ATI liability            44,916            -
  Exchange of property and equipment for prepaid            38,614            -
  Exchange investment securities for an other
    current asset                                           32,000            -
  Issuance of common stock for investment securities        25,920            -
  Conversion of accounts payable into notes payable         29,831            -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              enSurge, Inc.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at September 30, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and to realize proceeds from the sale of its investment in securities available for sale. There is no assurance that any proceeds from additional financing or from the sale will be realized. During the three months ended September 30, 2001, the Company impaired both the remaining goodwill and software held for sale for Uniq Studio's, Inc. and wrote off the balance of $4,966,382, due to the downturn in this specific industry.

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

NOTE 2 - ACQUISITIONS

Asset Purchase Agreement - On September 28, 2001, NowSeven.com, Inc., a wholly-owned subsidiary, acquired certain assets from Innovative
Software Technologies, Inc., in exchange for 400,000 shares common stock of Knowledge Transfer Systems, Inc. The value of these shares were $32,000, which is recorded in other current assets at September 30, 2001. The Company recognized a loss of $160,000 from the sale of the investment in securities

NOTE 3 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - On April 25, 2001 the Company consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were transferred to GoThink!.com Inc. in exchange for 8,000,000 shares of common stock.

Because there is no established market for the common shares of either KT Solutions, Inc. or Knowledge Transfer Systems, Inc., the fair value of the transaction is assumed to be the cost or historical value of the net assets of KT Solutions, which was $3,862,538. No gain or loss was recognized on this exchange.

Prior to this stock exchange agreement the Company assumed $243,127 of accounts payable, and $653,508 of accrued liabilities. The entire $896,636 was subsequently converted into common stock. Also, KT Solutions assumed a note payable to a related party from the Company in the amount of $25,000.

iShopper Internet Services, Inc. - In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet Services. This agreement has not yet been finalized.

NOTE 4 - INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. At September 30, 2001, available-for-sale securities consisted of the following:


                                       Gross       Gross      Estimated
                                    Unrealized   Unrealized      Fair
                           Cost        Gains       Losses       Value
                       -----------  -----------  -----------  -----------
      Common stocks    $ 3,817,658  $        -   $(3,137,494) $  (680,164)
                       ===========  ===========  ===========  ===========

On April 11, 2001, the Company converted a $60,000 note receivable from iBonZai, Inc. into 273,093 shares of iBonZai, Inc. common stock valued at $0.22 per share.

On April 25, 2001, the Company consummated a Stock Exchange Agreement with Knowledge Transfer Systems, Inc., whereby all of the issued and outstanding common stock of KT Solutions, Inc., was transferred to Knowledge Transfer Systems, Inc. in exchange for 8,000,000 shares of Knowledge Transfer Systems, Inc. common stock. The 8,000,000 shares were recorded as an investment in marketable securities in the amount of $3,862,538 or $0.48 per share, which was their estimated fair value on the date the transaction when consummated.

NOTE 5 - NOTES PAYABLE
                                                   September 30, December 31,
                                                       2001         2000
                                                    -----------  -----------
6% Notes payable, due November 1997, in
 default, secured by mining claims previously
 held by Sunwalker                                  $   126,000  $   126,000

8% Notes payable, due on demand, unsecured            1,672,806    1,359,000

12% Notes payable, due on demand, unsecured              97,122       79,122

13% Notes payable, due on demand, unsecured             128,090            -

Note payable to a bank, in default, secured
 by assets of Atlantic Technologies
 International, Inc.                                    184,159      201,703

Non-interest bearing obligations incurred
 in connection with acquisition of businesses,
 due on demand, unsecured                                 4,354       20,000
                                                    -----------  -----------
  Total Notes Payable                               $ 2,212,531  $ 1,785,825
                                                    ===========  ===========

Notes Payable - Related Party                       $        -   $   123,258
                                                    ===========  ===========

The Company no longer has business relationships with two former officers. These former officers held related party notes payable of $401,397, bearing interest between 8% and 13% and are secured by assets of the Company. These notes have been reclassified into notes payable.

NOTE 6 - STOCK HOLDERS' EQUITY

On February 15, 2001, the Company effected a 5-for-1 stock split of its outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock Issued for Services - In February 2001, the Company issued 2,604,550 shares of common stock for services valued at $1,077,012 or $0.41 per share. In June 2001, the Company issued 120,000 shares of common stock for services valued at $6,000 or $0.05 per share. In July 2001, the Company issued 11,050,000 shares of common stock for services valued at $442,000 or $0.04 per share.

Also in July 2001, the Company issued 647,994 shares of common stock valued at $25,920 to iBonZai, Inc. for 107,998 shares of iBonZai, Inc. common stock.

Common Stock Issued for Conversion of Notes Payable - During the nine months ended September 30, 2001, the Company converted $994,827 of liabilities into common stock. This amount consisted of $896,636 of liabilities, assumed from KT Solutions, Inc. prior to its sale, and $98,191 of other notes payable and related accrued interest. The notes were converted into 3,940,325 shares of common stock.

NOTE 7 - STOCK OPTIONS

Stock-based compensation charged to operations was $57,075 for the nine months ended September 30, 2001. This represented the amortization of unearned compensation relating to options granted to employees and directors that vested immediately upon the sale of KT Solutions.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. As of December 31, 2000, the Company was in default on the leases. As of December 31, 2000, the Company has accrued the above liability. As of September 30, 2001 there has been no change in this suit.

Paychex, Inc. v enSurge, Inc. and Subsidiaries - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2000, the Company has accrued the above liabilities. As of September 30, 2001 there has been no change in this suit.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2001 there has been no change in this suit.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of September 30, 2001 there has been no change in this suit.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212, the Company has accrued the above liabilities. As of September 30, 2001 there has been no change in this suit.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856, the Company has accrued the above liabilities. As of September 30, 2001 there has been no change in this suit.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying
down the amount to $24,199, which is currently outstanding.   As of September
30, 2001 there has been no change in this suit.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 starting on October 10, 2000. As of September 30, 2001 there has been no change in this suit.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance, the Company has accrued the above liabilities. As of September 30, 2001 there has been no change in this suit.

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

During the fiscal year 2000 and through today's date the Company has discontinued operations of seven subsidiaries, sold one entity and is in the process of selling another. The Company maintains two subsidiaries and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Results of Operations

         The Company had minimal sales for the three months ended September 30, 2001 and 2000 which were respectively, $9,094 and $710,625. The Company's principal source of revenue for the three months ended, were from web design, digital animation and flash work sales. Uniq Studios, Inc. is the only remaining company with sales and operations.

      Cost of sales for the three months ended September 30, 2001 and 2000 were, respectively, $7,889 and $129. These costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

      General & Administrative expenses for the three months ended September 30,
2001  and  2000  were, respectively, $485,979 and $668,582.   These  costs  were
mainly to keep operations of the parent and other companies viable.

     In April 2000 the Company purchased Uniq Studio's, Inc., which included software to be sold and marketed and goodwill of $5,460,273, which was subsequently impaired and written down to $4,299,965. During the three months ended September 30, 2001 the Company impaired both the remaining goodwill and software held for sale and wrote off the balance of $4,966,382, due to the downturn in this specific industry.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Stinkyfeet.com, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., and ZaiBon, Inc. Also, the Company has sold KT Solutions, Inc. and is in the process of selling the iShopper Internet Services, Inc.

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

          EnSurge is a holding Company and currently has no further plans of purchasing any new companies. The Compnay's main concern is cashflow, and is continually searching for ways of raising capital through private placement of the company's stock or notes secured by stock or selling some of its investments. This capital infusion will be used for working capital needs. The Company's working capital and other capital requirements have decreased due to the closure and sale of several of its subsidiary's. However, there is still a large need for capital due to accounts and notes payable. Furthermore, funding of working capital and current operating losses will require additional capital investment. There can be no assurance that additional funding will become available.

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

E-Commerce Exchange. v. Outbound Enterprises/iShopper.   On December 18, 2000,
E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, Sandy Department seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, a settlement arrangement has been finalized to be paid out through receivables, however, until the obligation is paid in full the judgment remains unsatisfied. As of September 30, 2001 there has been no change in this suit.

Media Source, Inc. v. iShopper Internet Services, Inc.    In April 2000, Media
Source, Inc brought suit in the Fourth Judicial District Court, Utah County, Utah, against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2001 there has been no change in this suit.

MediaBang. L.C. v. iShopper Internet Services, Inc. In April 2000, iShopper Internet Services was informed that MediaBang had filed suit in the Third Judicial District Court, Salt Lake County, Utah, against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. An initial settlement installment of $2,000 was paid in November 2000 reducing the liability to $5,000, which amount is still outstanding. The Company remains committed to the settlement commitment but has been unable as of this date to satisfy the balance owed. MediaBang has reserved the right to reassert claims and to reinstitute the lawsuit against iShopper Internet Services in the event that the settlement amounts are not received. As of this date, however, no new lawsuit has been commenced. As of September 30, 2001 there has been no change in this suit.

Positive Response, Inc. v. iShopper Internet Services, Inc.     In July 2000,
Positive Response brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 have been made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2001 there has been no change in this suit.

IOS Capital, Inc. v. iShopper Internet Services, Inc.    In January 2001, IOS
Capital brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 disputing plaintiff's claims in part and inviting the plaintiff to retrieve both items of equipment. The lawsuit remains at that stage. As of September 30, 2001 there has been no change in this suit.

OneSource.com v. Outbound Enterprises and enSurge, Inc.    In October 2000,
OneSource.com brought suit in the Third Judicial District Court, Salt Lake City, Utah, against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle judgment as funds become available. As of September 30, 2001 there has been no change in this suit.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and
Richard Scavia.    In January 2001, Pacific Media brought suit in the Superior
Court of California, San Diego County, against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. While it remains interested in negotiating a resolution with Pacific Media, as it is able to do so, it has reserved all rights it may have to raise any defenses available in the event that Pacific Media seeks to enforce the judgment where the Company conducts business. As of September 30, 2001 there has been no change in this suit.

Paychex, Inc. v EnSurge, Inc. and Subsidiaries. In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: EnSurge, Inc. $45,146, iShopper Internet Services, Inc. $13,247, Totalinet.net, Inc. $17,416, Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As the Company obtains funds it will seek opportunity to resolve these matters. As of September 30, 2001 there has been no change in this suit.

NCX Corporation v Atlantic Technologies International, Inc. In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

Allison Ewrin Company v Atlantic Technologies International, Inc. On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

Scanport, Inc. v Atlantic Technologies International, Inc. On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

US Drive Technology Corporation v Atlantic Technologies International, Inc. On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

Trogon Computer Corporation v Atlantic Technologies International, Inc. On June 15, 1999, Trogon Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. No further action has taken place at this time. As of September 30, 2001 there has been no change in this suit.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of September 30, 2001 there has been no change in this suit.

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

     (1) Incorporated by reference to the same numbered exhibits as filed with the Company's September 30, 2000 Form 10-QSB filed November 14, 2000.
     (2) Incorporated by reference to the same numbered exhibits as filed with the Company's 2000 Annual Report on Form 10-KSB filed May 22, 2001.
     (3) Incorporated by reference to the same numbered exhibits as filed with the Company's March 31, 2001 Form 10-QSB filed June 1, 2001.
     (4) Business Purchase and Stock Acquisition Agreement dated March 1, 2001, which was amended to April 25, 2001, by and among EnSurge, Inc., and GoThink!.com, Inc.
     (5) Incorporated by reference as filed by the Company Form S-8 filed June 29, 2001.


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


                                        enSurge, Inc.

Date: November 14, 2001            /s/ Scott R. Hosking
                                   --------------------
                                   Scott R. Hosking
                                   President and Chief Executive Officer



