Form 10KSB
period 2001-12-31
ENSURGE INC
filed 2002-04-15
CIK 789879

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
(Mark One)
[  X  ]      ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001


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
    (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization           Identification No.)


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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for its most recent fiscal year were $64,860.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 12, 2002 was approximately $200,000.

     The registrant had issued and outstanding 100,000,000 shares of its common stock on April 12, 2002.







                                  EnSurge, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001



PART I
  ITEM 1. BUSINESS                                                1
  ITEM 2. PROPERTIES                                              6
  ITEM 3. LEGAL PROCEEDINGS                                       6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     6

PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                     7
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    9
  ITEM 7. FINANCIAL STATEMENTS                                   15
           REPORT OF INDEPENDENT ACCOUNTANTS                     16
           CONSOLIDATED BALANCE SHEETS                           17
           CONSOLIDATED STATEMENTS OF OPERATIONS                 18
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       19
           CONSOLIDATED STATEMENTS OF CASH FLOWS                 20
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            21
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                   31

PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT                                          32
  ITEM 10.EXECUTIVE COMPENSATION                                 33
  ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                            33
  ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         34
  ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                       34
           SIGNATURES                                            35
           EXHIBIT INDEX                                         36
           SUBSIDIARIES OF THE REGISTRANT              Exhibit 22.1
           POWER OF ATTORNEY                           Exhibit 24.1



                                     PART I


ITEM  1.  BUSINESS

     EnSurge is a technology holding company.  Current EnSurge holdings include:
NowSeven.com, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc., iShopper Internet Services, Inc. and ZaiBon, Inc.



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

     Effective October 7, 1999 the Company merged with ECenter, Inc, a Utah corporation. Subsequently, the Company changed its name to iShopper.com, Inc. ("iShopper.com"). As a result of the merger, the Company had two wholly-owned subsidiaries: Outbound Enterprises, Inc. and iShopper Internet Services, Inc. A total of 125,000 shares of the Company's common stock were issued pursuant to the merger. Effective November 1999, the Company refocused its efforts into becoming an Internet holding company. In September 2000, Outbound Enterprises discontinued its operations. In December 2000 iShopper Internet Services discontinued its operations. On January 31, 2000 it entered into a sales agreement with Digital Commerce Bank, Inc. to purchase its assets. This sales agreement was finalized January of 2002.

     On November 1, 1999, the Company purchased NowSeven.com, Inc. for a total of 1,000,000 shares of the Company's common stock.

     On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 7,500 shares of the Company's common stock and cash of $40,000.

     On April 4, 2000, the Company purchased Uniq Studios, Inc. for 1,500,000 shares of the Company's common stock and options to purchase 500,000 shares of common stock at $7.60 per share. Effective November 2001 Uniq Studios, Inc. discontinued its operations.

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

Strategy & Market Opportunity

      While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that will not reach their full potential.



Products & Services - Current

     The products and services of EnSurges wholly owned companies as of April 12, 2002 include the following: NowSeven.com, Inc., Stinkyfeet.com, Inc., iShopper Internet Servcies, Inc. and ZaiBon, Inc.

Marketing Services

      NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to Technology and Internet based companies. The Company owns electronic databases and mailing lists.



Employees

    As of April 12, 2002, EnSurge and its subsidiaries employed a total of 2 persons. None of our employees are associated with unions.

Environmental Standards

      The Company is not involved in any project that would effect the environment.


ITEM 2.   PROPERTIES

      Our corporate office is located at 435 West Universal Circle, Sandy, Utah 84070. This facility is leased on a month to month basis for $1,000. We believe that this property is suitable for our immediate needs. EnSurge, NowSeven, iShopper Internet Services, Inc., Stinkyfeet and ZaiBon are located and managed at the corporate facility.

     Uniq Studios, Inc. facility is located at 761 West 1200 North, Suite 100, Springville, Utah 84663. We believe that this property is suitable for its' immediate needs. This facility is leased on a three-year basis, with the lease ending in February 2003, for $2,569 per month for the first year, $2,620 for the second year, and $2,673 for the third year. The lease is currently in its' third year.



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


                              HIGH            LOW

          2000

     First Quarter          $12.00         $ 0.125

     Second Quarter          10.65           7.00

     Third Quarter            8.06           4.00

     Fourth Quarter           6.25           1.75


          2001

     First Quarter          $0.725         $ 0.060

     Second Quarter          0.070           0.030

     Third Quarter           0.050           0.013

     Fourth Quarter          0.017           0.003





Approximate Number of Equity Security holders

     On April 12, 2002, there were 353 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.


Dividends

     We do not presently pay dividends on our common stock. We intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.


ISSUANCE OF SECURITIES

     During the fourth quarter and to date the following securities were issued:

 . On February 14, 2002, the Company issued 10,375,586 shares to Vista
   Consulting, Inc. in payment for debt of $10,376. The shares were issued at a value of $0.001 per share. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act

 . In  a  private  placement  conducted in December, 2001,  the  Company  issued
   6,385,000 shares of its restricted common stock at $0.0019 for consideration of $12,382. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.


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



                                                Year               Year
                                               Ended               Ended
                                           Dec. 31, 2001       Dec. 31, 2000
                                           -------------       -------------

  Revenue:                                 $      64,860       $    976,8250
                                           -------------       -------------
  Expenses (including selling,
   general and administrative)                 8,021,693           3,669,216

                                           -------------       -------------
  Net loss                                 $   7,956,833       $   7,147,511
                                           =============       =============



      During  the  fiscal  year 2001 and through today's date  the  Company  has discontinued operations of four subsidiaries, sold two entities. The Company maintains four subsidiaries and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

      Sales for the twelve months ended December 31, 2001 and 2000 were respectively, $64,860 and $976,825. The Company's principal source of revenue for 2000 was from marketing and database marketing. Ziabon, Inc. and NowSeven.com, Inc. were the only remaining companies with sales and operations.

      Cost of sales for the twelve months ended December 31, 2001 and 2000 were, respectively, $23,000 and $453,461. These costs were mainly the labor costs to develop the web designs.

      General & Administrative expenses for the twelve months ended December 31, 2001 and 2000 were, respectively, $1,188,402 and $2,290,164. These costs were mainly to keep operations of the parent and other companies viable.

     The Company had a Loss from Disposal of Assets of $44,234, which was primarily from writing off software from Stinkyfeet. The Company purchased several software platforms to create revenue for 1,900,000 shares of Knowledge Transfer Solutions, Inc. common stock, which created a realized loss of $600,000. Also, during the fiscal year 2001 the Company recognized a loss from discontinued operations of $6,166,057 from Uniq Studio's, Inc.

     At year ending December 31, 2000 the Company had discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. The total loss from discontinued operations or selling of subsidiaries and disposal of discontinued operations was $3,082,069 and $382,586, respectively.



      EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.



Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception (1998) and we have incurred net losses in each year. The Company has no further stock to do private placements. The cash availability will come from the sale of its stock investments.



FACTORS THAT MAY AFFECT FUTURE RESULTS

We Have No Significant Operating History.

     As an emerging company commencing business in the rapidly changing Technology and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

We Incurred Operating Losses for the Current Year and all previous years.

     At December 31, 2001, our accumulated deficit since inception was $18,608,176. For the twelve months ended December 31, 2001, we incurred a net loss of $7,956,833. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

We Have Significant Funding Needs.

     We require capital funds for payment of past due accounts payable and notes payable. However, we can provide no assurance that capital funds will be raised. If adequate funds are unavailable, we may delay, curtail, reduce the scope of or eliminate our operations and sales efforts which could have a material adverse effect on our financial condition and business operations.

Quarterly Operating Results Fluctuate.

     Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

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

     We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     . the timing and market acceptance of our business model,

     . our competitors' ability to gain market control,

     . the success of our marketing efforts,

     . using current relations to extend all business sales and marketing.


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



Outlook

     The Company strives to create positive shareholder value from every holding
in  its  portfolio.   Some holdings will not reach their  full  potential.   The
Company is not looking to grow or add to any of its holdings.



Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.



PART II

ITEM 7.  FINANCIAL STATEMENTS

      The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this Report. The consolidated financial statements are unaudited. Management of the Company interests to amend this annual report to include audited financial statements when an audit by an independent certified public accounting firm is completed.



                                  EnSURGE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                       Page



  Consolidated Balance Sheets (Unaudited) - December 31, 2001 and 2000     F-2

  Consolidated Statements of Operations and Comprehensive Loss
  (Unaudited) for the Years Ended December 31, 2001 and 2000               F-3

  Consolidated Statements of Stockholders' Equity (Unaudited) for
  the Years Ended December 31, 2000 and 2001                               F-4

  Consolidated Statements of Cash Flows (Unaudited) for the Years
  Ended  December 31, 2001 and 2000                                        F-5

  Notes to Unaudited Consolidated Financial Statements                     F-6



                                  enSURGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          December 31,
                                                    ------------------------
                                                        2001        2000
                                                    -----------  -----------

                                     ASSETS
Current Assets
 Cash                                                  $  7,300  $       287
 Investment in securities available for sale            526,487       81,840
 Trade accounts receivable (net of allowance
  for doubtful accounts of $0 and $19,625,
  respectively)                                               -          500
 Notes receivable                                             -       60,000
 Other current assets                                    28,377        4,276
                                                    -----------  -----------
  Total Current Assets                                  562,164      146,903
                                                    -----------  -----------
Property and equipment (net of $4,181 and
 $16,981 of accumulated depreciation,
 respectively)                                           14,297       73,609

Deposits                                                      -        3,841

Software to be sold and marketed (net of
 accumulated  amortization of $450,000)                       -    2,550,000

Net assets of discontinued operations                         -    3,874,798

Goodwill (net of accumulated amortization
 of $839,391)                                                 -    3,527,174
                                                    -----------  -----------

Total Assets                                        $   720,460  $10,176,325
                                                    ===========  ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Trade accounts payable                             $ 1,585,510  $ 1,966,728
 Bank overdraft                                               -       35,675
 Accrued liabilities                                  1,627,308    2,386,764
 Notes payable - related party                                -      123,258
 Notes payable                                        2,419,253    1,785,825
                                                    -----------  -----------
  Total Current Liabilities                           5,632,071    6,298,250
                                                    -----------  -----------

Stockholders' Equity
 Common stock - $0.001 par value;
  100,000,000 shares authorized;
  87,459,814 and 64,760,400 shares
  outstanding, respectively                              87,460       64,760
 Additional paid-in-capital                          16,180,275   14,486,537
 Unearned compensation                                        -      (57,075)
 Unrealized gain (loss) on investment in
  securities available for sale                      (2,571,170)      20,640
 Accumulated deficit                                (18,608,176) (10,636,787)
                                                    -----------  -----------

Total Stockholders' Equity                           (4,911,611)   3,878,075
                                                    -----------  -----------


Total Liabilities and Stockholders' Equity          $   720,460  $10,176,325
                                                    ===========  ===========


         The accompanying notes are an integral part of these unaudited onsolidated financial statements.

                                  enSURGE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



                                                2001            2000
                                             -----------    -----------

Sales                                        $    64,860    $   502,740

Cost of Sales                                     23,000        448,895
                                             -----------    -----------
Gross Profit                                      41,860         53,846
                                             -----------    -----------

Expenses
 General and administrative                      972,915      1,813,229
 Amortization of software costs                   19,100              -
 Amortization of goodwill                              -         20,350
 Impairment of goodwill                                -      1,160,308
   Interest expense                              210,943         79,464
   Loss from sale of assets                       44,234              -
   Realized Investment loss                      600,000              -
   Write down of marketable security                   -        500,000
                                             -----------    -----------

  Total Expenses                               1,847,192      3,573,351
                                             -----------    -----------

Loss From Continuing Operations Before
 Income Taxes                                 (1,805,332)    (3,519,505)

Income Tax Benefit (Expense)                           -       (236,060)
                                             -----------    -----------

Loss From Continuing Operations               (1,805,332)    (3,755,566)
                                             -----------    -----------
Discontinued Operations
 Loss from operations of discontinued
  operations (net of income tax benefit
  of $0 and $0, respectively)                 (6,166,057)    (5,423,521)
 Loss on disposal of discontinued
 operations                                            -       (382,586)
                                             -----------    -----------


  Loss from Discontinued Operations           (6,166,057)    (5,806,107)
                                             -----------    -----------

Net Loss                                     $(7,971,389)   $(9,561,673)
                                             ===========    ===========

Basic and Diluted Loss Per Common Share
 Continuing Operations                       $     (0.23)   $     (0.47)
 Discontinued Operations                           (0.48)         (0.41)
                                             -----------    -----------

 Net Loss                                    $     (0.71)   $     (0.89)
                                             ===========    ===========

Basic and Diluted Weighted Average
 Common Shares Outstanding                    82,395,173     62,234,654
                                             ===========    ===========

Comprehensive Loss
 Net loss                                    $(7,971,389)   $(9,561,673)
 Unrealized gain on investment in
  securities available for sale                        -              -
                                             -----------    -----------

 Comprehensive Loss                          $(7,971,389)   $(9,561,673)
                                             ===========    ===========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                  enSURGE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                            Unrealized      Total
                                  Common Stock       Additional   Receivable    Unearned    Gain on    Stockholders'
                              ----------------------   Paid-in        From       Compen-   Investment   Accumulated     Equity
                               Shares       Amount     Capital    Stockholders   sation   In Securities   Deficit      (Deficit)
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 1999
 as previously reported       39,071,885  $   39,072  $ 3,313,765  $(2,150,500) $        -  $         -  $ (1,075,114) $    95,965
Adjustments for Restatement
Write off uncollectible
 subscriptions receivable     (4,696,430)     (4,696)  (1,645,812)   1,646,751           -            -             -            -
Shares issued for exercise
 of stock options at $0.01
 per share                       200,000         200          360         (400)          -            -             -            -
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 1999
 as Restated                  34,575,455      34,576    1,668,313     (504,149)          -            -    (1,075,114)      95,965
Shares issued for cash           232,820         233       99,373            -           -            -             -       99,419
Issuance of common stock
 for services                    670,510         670      476,280            -           -            -             -      476,280
Conversion of notes payable   17,128,115      17,128       54,810            -           -            -             -       58,236
Acquisition of StinkyFeet.com     37,500          38       33,592            -           -            -             -       33,600
Acquisition of Uniq Studios,
 Inc.                          7,750,000       7,750    6,942,450            -           -            -             -    6,944,000
Acquisition of TotaliNet.
 net.Inc.                        375,000         375      335,925            -           -            -             -      336,000
Acquisition of Atlantic
 Technologies International,
 Inc.                          1,191,000       1,190    1,074,962            -           -            -             -    1,075,200
Acquisition of Internet
 Software Solutions, Inc.        300,000         300      268,740            -           -            -             -      268,800
Acquisition of KT Solutions,
 Inc.                          2,500,000       2,500    3,583,500            -    (116,667)           -             -    3,467,333
Collection of receivable from
 shareholders                          -           -            -      504,149           -            -             -      504,149
Amortization of unearned
  compensation                         -           -            -            -      59,592            -             -       59,592
Unrealized gain on investment
   in securities                       -           -            -            -           -       20,640             -       20,640
Net loss                               -           -            -            -           -            -    (9,561,673)  (9,561,673)
                               ----------  ----------  -----------  ----------  ----------  -----------  ------------  -----------

Balance - December 31, 2000    64,760,400      64,760   14,486,537           -     (57,075)      20,640   (10,636,787)   3,878,075

Issuance of common stock
 for cash                       6,385,000       6,385        5,747           -           -            -             -       12,132
Issuance of common stock
 for services                  11,726,095      11,727    1,144,564           -           -            -             -    1,156,290
Issuance of common stock upon
 conversion of notes payable
 and accrued interest           3,940,325       3,940      990,887           -           -            -             -      994,827
Issuance of common stock for
 Investment in marketable
 securities                       647,994         648       25,272           -           -            -             -       25,920
Options issued for services             -           -       10,500           -           -            -             -       10,500
Amortization of unearned
 compensation                           -           -            -           -      57,075            -             -       57,075
Unrealized loss on investment
 in securities                          -           -            -           -           -   (3,158,134)            -   (3,158,134)
Net loss                                -           -            -           -           -            -    (7,971,389)  (7,971,389)
                               ----------  ----------  -----------  ----------  ----------  -----------  ------------  -----------

Balance - December 31, 2001    87,459,814  $   87,460  $16,663,507  $        -  $        -  $(3,137,494) $(18,608,176) $(4,994,704)
                               ==========  ==========  ===========  ==========  ==========  ===========  ============  ===========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  enSURGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                 2001             2000
                                              -----------     -----------
Cash Flows From Operating Activities
 Net loss                                     $(7,971,389)    $(9,561,673)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Amortization of goodwill                        661,644       1,491,495
  Amortization of software costs                  450,000         450,000
  Amortization of unearned compensation            57,075          59,592
  Depreciation                                     25,574          28,854
  Realized loss on marketable securities          772,290               -
  Impairment of goodwill and software to
   be sold                                      4,966,382               -
  Expenses paid with notes payable                (20,300)              -
  Services paid with common stock               1,105,367               -
  Options issued for services                      10,500               -
  Interest paid with common stock                  28,192               -
  Decrease in assets of discontinued
   operations                                     (12,740)              -
  Loss from write down of goodwill                      -       3,170,447
  Loss on disposal of equipment                         -          61,369
  Marketable securities acquired for services           -        (561,200)
  Marketing expense paid with note payable
  and common stock                                      -         153,482
  Write down of marketable securities                   -         500,000
  Royalty expense paid with common stock                -         353,832
  Write down of inventory due to obsolescence           -          37,910
  Changes in assets and liabilities, net of
   effects from acquisitions:
   Accounts receivable                                500         381,417
   Other current assets                            14,513          40,687
   Deferred income taxes                                -         236,060
   Merchant financing deposit                           -         108,981
   Trade accounts payable                        (188,852)      1,117,031
   Accrued liabilities                            (14,043)        284,929
                                              -----------     -----------
Net Cash Used by Operating Activities            (115,287)     (1,646,787)
                                              -----------     -----------

Cash Flows From Investing Activities
 Capital expenditures                              (6,777)        (66,321)
 Cash acquired (deficiency) in business
  purchases                                             -           9,410
 Cash invested in discontinued operations               -         (52,785)
 Cash paid for deposits                             3,841               -
 Payment to purchase businesses                         -         (10,000)
 Purchase of goodwill                                   -               -
 Proceeds from sale of short term investments           -          82,387
                                              -----------     -----------

Net Cash Provided by (Used in) Investing
 Activities                                        (2,936)        (37,309)
                                              -----------     -----------

Cash Flows From Financing Activities
 Collection of receivable from shareholders             -         504,149
 Bank overdraft                                         -          62,153
 Gain on forgiveness of debt                            -         (75,000)
 Principal payments on notes payable and
  purchase obligations                             (5,646)       (226,562)
 Proceeds from borrowing under note payable
  to related part                                       -         123,258
 Proceeds from borrowing under notes payable      118,500       1,579,031
 Proceeds from notes receivable                         -         (60,000)
 Stock issued for cash                             12,382          99,419
 Redemption of common stock                             -        (336,000)
                                              -----------     -----------

   Net Cash Provided by Financing Activities      125,236       1,670,448
                                              -----------     -----------

Net Increase (Decrease) in Cash                     7,013         (13,648)
Cash and Cash Equivalents at Beginning of Year        287          13,935
                                              -----------     -----------

Cash and Cash Equivalents at End of Year      $     7,300     $       287
                                              ===========     ===========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  enSURGE, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                 2001             2000
                                              -----------     -----------

Supplemental Disclosures of Cash
 Flow Information
 Cash paid during the year for interest       $         -     $    47,801


                                                 2001             2000
                                              -----------     -----------


Non-Cash Investing And Financing Activities:

  Issuance of common stock and options to
   acquire a subsidiaries                     $         -     $12,577,600
  Liability incurred to acquire a subsidiary            -          55,000
  Notes payable converted into common stock        70,000          58,236
  Liabilities assumed by Company on behalf
   of KT Solutions subsequently converted to
   common stock                                   896,636               -
  Accrued liabilities converted into notes
   payable to related parties                     293,607
  Bank overdraft converted to accounts payable     35,675               -
  Related party note payable assumed by
   discontinued entity to be disposed of           25,000               -
  Conversion of related party notes payable
   to notes payable                               391,865               -
  Marketable securities received for
   wholly-owned subsidiary                      3,862,538               -
  Exchange  of receivable for investment
   in marketable securities                        60,000               -
  Assets acquired by assumption of ATI liability   44,916               -
  Exchange of property and equipment for prepaid   38,614               -
  Exchange investment securities for an other
   current asset                                   32,000               -
  Issuance of common stock for investment
   securities                                      25,920               -
  Conversion of accounts payable into notes
   payable                                         29,831               -



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  eSURGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries: NowSeven.com, Inc., StinkyFeet.com, Inc., and ZaiBon, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Outbound Enterprises, Inc., iShopper Internet Services, Inc., TotaliNet.net, Inc., Uniq Studio's, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. and KT Solutions, Inc. have been reported as discontinued operations for all periods presented.

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

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has negative working capital at December 31, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing and to realize proceeds from the sale of KT Solutions, Inc. Management's plans include obtaining additional financing and selling Company assets. On April 25, 2000, the Company sold KT Solutions, Inc. in exchange for stock of Knowledge Transfer Systems, Inc., which management intends to sale. There is no assurance that any proceeds from additional financing or from the sale will be realized.

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

Long-Lived Assets - The realizability of long-lived assets, including property and equipment, software to be sold and marketed, net assets of discontinued operations and goodwill are evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon this analysis, impairment losses of $0 and $1,160,308 were recognized during the years ended December 31, 2001 and 2000, respectively, relating to goodwill from acquired subsidiaries.

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


Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 853,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at December 31, 2001.

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

Asset Purchase Agreement - On September 28, 2001, NowSeven.com, Inc., a wholly-owned subsidiary, acquired certain assets from Innovative Software Technologies, Inc., in exchange for 400,000 shares common stock of Knowledge Transfer Systems, Inc. The value of these shares were $32,000, which is recorded in other current assets at September 30, 2001. The Company recognized a loss of $160,000 from the sale of the investment in securities.

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

     Cash                                       $   22,144
     Accounts receivable, net of $9,961
      allowance for bad debts                      121,598
     Inventories                                    92,810
     Property and equipment, net of $7,677
      accumulated depreciation                      36,508
     Deposits                                       12,027
     Goodwill, net of $506,599 accumulated
      amortization                               3,835,679
                                                ----------
           Total assets                          4,120,766
     Payables and accruals                        (692,822)
     Notes payable                                (449,414)
                                                ----------
     Net Assets to be Disposed                  $2,978,530
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

In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet Services to Digital Commerce Bank, Inc. This agreement was completed in January 2002 for a total of 500,000 shares of common stock.

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

Uniq Studio's, Inc. (Uniq) - During November, 2001, the Company ceased the operations of Uniq. Operating results of Uniq for the twelve months ended December 31, 2001 was a loss of $776,761 and is included in the loss from discontinued operations in the accompanying statements of operations. Net sales of Uniq for the twelve months ended December 31, 2001 were $79,673. An estimated gain for the disposal of Uniq of $762,943 was recognized during the year ended December 31, 2001. Liabilities of Uniq consisted of the following at December 31, 2001:

     Payables and accruals                            $(1,253,999)
     Notes payable                                        (98,622)
                                                      -----------

     Net liabilities to be disposed                   $(1,352,621)
                                                      ===========


NOTE 4 - INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. At December 31, 2001, available-for-sale securities consisted of the following:


                                    Gross       Gross       Estimated
                                 Unrealized   Unrealized       Fair
                       Cost        Gains        Losses        Value
                    ----------   ----------   -----------   ----------
     Common stocks  $3,097,658   $        -   $(2,571,170)  $  526,488
                    ==========   ==========   ===========   ==========


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

On December 31, 2000, the shares had a market value of $94,000 or $0.94 per share. By April 6, 2001, the stock had a market value of $31,200 or $0.31 per share. Management considers the loss to be other than temporary. As a result, the investment in iBonZai.com, Inc. was written down to the April 6, 2001 value and a loss of $500,000 was recognized at December 31, 2000.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001 and December 31, 2000:
                                                         2001        2000
                                                      ----------  ----------
     Furniture and fixtures                           $   14,000  $   41,594
     Computer equipment                                    4,478      48,996
                                                      ----------  ----------
     Total Property and Equipment                         18,478      90,591
     Less: Accumulated depreciation                       (4,181)    (16,981)
                                                      ----------  ----------
     Net Property and Equipment                       $   14,297  $   73,609
                                                      ==========  ==========


Depreciation expense for the year ended December 31, 2001 and 2000 was $12,650 and $17,357, respectively.

NOTE 6 - NOTES PAYABLE
                                                     December 31, December 31,
                                                         2001        2000
                                                      ----------  ----------
6% Notes payable, due November 1997, in default,
  secured by mining claims previously held by
  Sunwalker                                           $  126,000  $  126,000

8% Notes payable, due on demand, unsecured             1,721,806   1,359,000

12% Notes payable, due on demand, unsecured               97,122      79,122

13% Notes payable, due on demand, unsecured              285,812           -

Note payable to a bank, in default, secured by
  assets of Atlantic Technologies International, Inc.    184,159     201,703

Non-interest bearing obligations incurred in
  connection with acquisition of businesses, due on
  demand, unsecured                                        4,354      20,000
                                                      ----------  ----------

  Total Notes Payable                                 $2,419,253  $1,785,825
                                                      ==========  ==========

Notes Payable - Related Party                         $        -  $  123,258
                                                      ==========  ==========


The Company no longer has business relationships with two former officers. These former officers held related party notes payable of $401,397, bearing interest between 8% and 13% and are secured by assets of the Company. These notes have been reclassified into notes payable.

NOTE 7 - COMMON STOCK ISSUANCES

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

Common Stock Issued for Cash - In December 2001, the Company issued 6,385,000 shares of common stock for cash proceeds of $12,232 at $0.0019 per share. In December 2000, the Company issued 46,564 shares of common stock for cash proceeds of $99,419 at prices ranging from $1.75 to $2.36 per share.


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

NOTE 8 - STOCK OPTIONS

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

Stock-based compensation charged to operations was $57,075 for the twelve months ended December 31, 2001. This represented the amortization of unearned compensation relating to options granted to employees and directors that vested immediately upon the sale of KT Solutions.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company issued 10,375,586 shares of common stock for payment of notes payable of $10,376.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     The following sets forth certain information regarding our executive officers as of April 12, 2002:

          Name             Age             Position
    -----------------      ---      ------------------------
    Scott R. Hosking        41      Chief Executive Officer,
                                    President and Director

     Jeff A. Hanks          36      Chief Financial Officer,
                                    Secretary  and Director






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


ITEM 10.  EXECUTIVE COMPENSATION

     Scott  R.  Hosking served as CEO of EnSurge, Inc. during the last completed
fiscal  year  and  was  compensated $5,000 during that time  period.   No  other
officer of the company was compensated in excess of $100,000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None


                                35


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers of Attorney for Messrs. Denney, Hosking, and Hanks.
     27   Financial Data Schedule.

     (b). Reports on Form 8-K:



                                36


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EnSurge, Inc.



April 15, 2000                     By: /s/ Scott R. Hosking
                                   ------------------------
                                   SCOTT R. HOSKING, PRESIDENT AND CHIEF
                                   EXECUTIVE OFFICER


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Scott R. Hosking
--------------------            President and Chief Executive
SCOTT R. HOSKING                Officer and Director


/s/ Jeff A. Hanks
--------------------            Chief Financial Officer,
JEFF A. HANKS                   Secretary and Director







                                37




                                  EXHIBIT INDEX

     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers of Attorney for Messrs. Denney, Hackett, Chipman, and Maher.
     27   Financial Data Schedule.



*  Previously filed and incorporated herein by reference.



                                38