Form 10KSB/A
period 2001-12-31
ENSURGE INC
filed 2002-05-20
CIK 789879

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



                                                Year               Year
                                               Ended               Ended
                                           Dec. 31, 2001       Dec. 31, 2000
                                           -------------       -------------

  Revenue:                                 $      64,860       $    976,8250
                                           -------------       -------------
  Expenses (including selling,
   general and administrative)                10,922,790           3,669,216

                                           -------------       -------------
  Net loss                                 $  10,857,930       $   7,147,511
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

      General & Administrative expenses for the twelve months ended December 31, 2001 and 2000 were, respectively, $1,151,398 and $2,290,164. These costs were mainly to keep operations of the parent and other companies viable.

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

     At December 31, 2001, our accumulated deficit since inception was $21,494,717. For the twelve months ended December 31, 2001, we incurred a net loss of $10,857,930. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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



PART II

ITEM 7.  FINANCIAL STATEMENTS

      The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this Report:




                                  enSURGE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
  Report of Independent Certified Public Accountants                  F-2

  Consolidated Balance Sheets - December 31, 2001 and 2000            F-4

  Consolidated Statements of Operations and Comprehensive Loss
   for the Years Ended December 31, 2001 and 2000                     F-5

  Consolidated Statements of Stockholders' Equity (Deficit)
   for the Years Ended December 31, 2000 and 2001                     F-6

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000                                         F-7

  Notes to Consolidated Financial Statements                          F-8


HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                       (801) 532-2200
Member of AICPA Division of Firms                    Fax (801) 532-7944
      Member of SECPS                            5 Triad Center, Suite 750
  an Independent Member of                    Salt Lake City, Utah 84180-1128
  Baker Tilly International


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders enSurge, Inc.

We have audited the accompanying consolidated balance sheets of enSurge, Inc., a Nevada corporation, and Subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of enSurge, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and had a capital deficiency and a working capital deficiency at December 31, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
May 15, 2002

                                  enSURGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
                                     ASSETS
Current Assets
 Cash                                               $     7,300  $       287
 Investment in securities available for sale            487,999       81,840
 Trade accounts receivable (net of allowance
   for doubtful accounts of $0 and $19,625,
   respectively)                                              -          500
 Notes receivable                                             -       60,000
 Other current assets                                    28,377        4,276
                                                    -----------  -----------
    Total Current Assets                                523,676      146,903

Property and equipment (net of $4,181 and
   $16,981 of accumulated depreciation,
   respectively)                                         14,297       73,609
Deposits                                                      -        3,841
Software to be sold and marketed (net of
  accumulated amortization of $0 and $450,000,
  respectively)                                               -    2,550,000
Net assets of discontinued operations                         -    3,874,798
Goodwill (net of accumulated amortization
 of $0 and $839,391, respectively)                            -    3,527,174
                                                    -----------  -----------

Total Assets                                        $   537,973  $10,176,325
                                                    ===========  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Trade accounts payable                             $ 1,789,827  $ 1,966,728
 Bank overdraft                                               -       35,675
 Accrued liabilities                                  1,555,875    2,386,764
 Notes payable - related party                                -      123,258
 Notes payable                                        2,419,253    1,785,825
                                                    -----------  -----------

  Total Current Liabilities                           5,764,955    6,298,250
                                                    -----------  -----------

Stockholders' Equity (Deficit)
 Common stock - $0.001 par value; 100,000,000
   shares authorized; 87,459,814 and
   64,760,400 shares outstanding,
   respectively                                          87,460       64,760
 Additional paid-in-capital                          16,180,275   14,486,537
 Unearned compensation                                        -      (57,075)
 Unrealized gain on investment in
   securities available for sale                              -       20,640
 Accumulated deficit                                (21,494,717) (10,636,787)
                                                    -----------  -----------

Total Stockholders' Equity (Deficit)                 (5,226,982)   3,878,075
                                                    -----------  -----------

Total Liabilities and Stockholders'
  Equity (Deficit)                                  $   537,973  $10,176,325
                                                    ===========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  enSURGE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                        2001        2000
                                                   ------------  -----------

Sales                                              $     64,860  $   531,200
Cost of Sales                                            23,000            -
                                                   ------------  -----------

Gross Profit                                             41,860      531,200
                                                   ------------  -----------

Expenses
 General and administrative                           1,151,398    2,101,106
   Interest expense                                     168,443       79,464
   Loss from sale of assets                              44,234            -
   Impairment of securities available-
    for-sale                                          3,369,658      500,000
                                                   ------------  -----------

  Total Expenses                                      4,733,733    2,680,570
                                                   ------------  -----------

Loss From Continuing Operations Before
  Income Taxes                                       (4,691,873)  (2,149,370)
Income Tax Expense                                            -     (236,060)
     							   ------------  -----------
Loss From Continuing Operations                      (4,691,873)  (2,385,430)
                                                   ------------  -----------

Discontinued Operations
 Loss from operations of discontinued
   operations (net of income tax benefit)            (6,166,057)  (6,793,657)
 Loss on disposal of discontinued operations                  -     (382,586)
                                                   ------------  -----------

  Loss from Discontinued Operations                  (6,166,057)  (7,176,243)
                                                   ------------  -----------

Net Loss                                           $(10,857,930) $(9,561,673)
                                                   ============  ===========
Basic and Diluted Loss Per Common Share
 Continuing Operations                             $      (0.06) $     (0.22)
 Discontinued Operations                                  (0.08)       (0.66)
                                                   ------------  -----------

 Net Loss                                          $      (0.15) $     (0.88)
                                                   ============  ===========
Basic and Diluted Weighted Average
  Common Shares Outstanding                          73,623,634   10,914,527
                                                   ============  ===========
Comprehensive Loss
 Net loss                                          $(10,857,930) $(9,561,673)
 Change in unrealized holding gains on investment
  in securities available for sale                      (20,640)      20,640
                                                   ------------  -----------

 Comprehensive Loss                                $(10,878,570) $ (9,541,033)
                                                   ============  ============


  The accompanying notes are an integral part of theses consolidated financial statements.

                                  enSURGE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                            Unrealized      Total
                                  Common Stock       Additional   Receivable    Unearned    Gain on    Stockholders'
                              ----------------------   Paid-in        From       Compen-   Investment   Accumulated     Equity
                               Shares       Amount     Capital    Stockholders   sation   In Securities   Deficit      (Deficit)
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 1999
 as previously reported       39,071,885  $   39,072  $ 3,282,507  $(2,150,500) $        -  $         -  $ (1,075,114) $    95,965
Adjustments for Restatement
 Write off uncollectible
  subscriptions receivable    (4,696,430)     (4,696)  (1,642,055)   1,646,751           -            -             -            -
Shares issued for exercise
  of stock options at $0.01
  per share                      200,000         200          200         (400)          -            -             -            -
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 1999
 as Restated                  34,575,455      34,576    1,640,652     (504,149)          -            -    (1,075,114)      95,965
Shares issued for cash           232,820         233       99,186            -           -            -             -       99,419
Issuance of common stock
 for services                    670,510         670      476,144            -           -            -             -      476,814
Conversion of notes payable   17,128,115      17,128       41,108            -           -            -             -       58,236
Acquisition of StinkyFeet.com     37,500          38       33,562            -           -            -             -       33,600
Acquisition of Uniq
 Studios, Inc.                 7,750,000       7,750    6,936,250            -           -            -             -    6,944,000
Acquisition of TotaliNet.
 net.Inc.                        375,000         375      335,625            -           -            -             -      336,000
Acquisition of Atlantic
 Technologies International,
 Inc.                          1,191,000       1,190    1,074,010            -           -            -             -    1,075,200
Acquisition of Internet
 Software Solutions, Inc.        300,000         300      268,500            -           -            -             -      268,800
Acquisition of KT Solutions,
 Inc.                          2,500,000       2,500    3,581,500            -    (116,667)           -             -    3,467,333
Collection of receivable
 from shareholders                     -           -            -      504,149           -            -             -      504,149
Amortization of unearned
  compensation                         -           -            -            -      59,592            -             -       59,592
Unrealized gain on investment
  in securities                        -           -            -            -           -       20,640             -       20,640
Net loss                               -           -            -            -           -            -    (9,561,673)  (9,561,673)
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 2000   64,760,400      64,760   14,486,537            -     (57,075)      20,640   (10,636,787)   3,878,075

Issuance of common stock
 for cash                      6,385,000       6,385        5,747            -           -            -             -       12,132
Issuance of common stock
 for services                 13,226,095      13,227      719,832            -           -            -             -      733,059
Issuance of common stock upon
 conversion of notes payable
 and accrued interest          2,440,325       2,440      932,387            -           -            -             -      934,827
Issuance of common stock for
 investment in marketable
 securities                      647,994         648       25,272            -           -            -             -       25,920
Options issued for services            -           -       10,500            -           -            -             -       10,500
Amortization of unearned
 compensation                          -           -            -            -      57,075            -             -       57,075
Unrealized gain on investment
 in securities                         -           -            -            -           -      (20,640)            -      (20,640)
Net loss                               -           -            -            -           -            -   (10,857,930) (10,857,930)
                              ----------  ----------  -----------  -----------  ----------  -----------  ------------  -----------

Balance - December 31, 2001   87,459,814  $   87,460  $16,180,275  $         -  $        -  $         -  $(21,494,717) $(5,226,982)
                              ==========  ==========  ===========  ===========  ==========  ===========  ============  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  enSURGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001         2000
                                                   ------------  -----------

Cash Flows From Operating Activities
 Net loss                                          $(10,857,930) $(9,561,673)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Amortization of goodwill                              661,644    1,491,495
  Amortization of software costs                        450,000      450,000
  Amortization of unearned compensation                  57,075       59,592
  Depreciation                                           26,055       28,854
  Impairment of goodwill and software
    to be sold                                        5,117,531    3,170,447
  Loss on disposal of equipment                          47,573       61,369
  Expenses settled with notes payable                   (20,300)     153,482
  Services and expenses paid with common stock          733,059      353,832
  Options issued for services                            10,500            -
  Interest paid with common stock                        28,192            -
  Marketable securities acquired for services                 -     (561,200)
  Impairment loss on marketable securities            3,369,658      500,000
  Write down of inventory due to obsolescence                 -       37,910
  Gain on forgiveness of debt                                 -      (75,000)
  Changes in assets and liabilities, net
    of effects from acquisitions:
   Accounts receivable                                      500      381,417
   Other current assets                                     536       40,687
   Deferred income taxes                                      -      236,060
   Merchant financing deposit                             3,841      108,981
   Trade accounts payable                               (31,411)   1,117,031
   Accrued liabilities                                  352,781      284,929
                                                   ------------  -----------

Net Cash Used in Operating Activities                   (50,696)  (1,721,787)
                                                   ------------  -----------

Cash Flows From Investing Activities
 Capital expenditures                                    (6,777)     (66,321)
 Cash acquired in business purchases                          -        9,410
 Cash invested in discontinued operations                     -      (52,785)
 Payment to purchase businesses                               -      (10,000)
 Proceeds to   notes receivable                               -      (60,000)
 Proceeds from sale of short-term investments                 -       82,387
                                                   ------------  -----------
Net Cash Used in Investing Activities                    (6,777)     (97,309)
                                                   ------------  -----------

Cash Flows From Financing Activities
 Collection of receivable from shareholders                   -      504,149
 Bank overdraft                                               -       62,153
 Principal payments on notes payable and
   purchase obligations                                  (4,646)    (226,562)
 Proceeds from borrowing under note payable
   to related party                                           -      123,258
 Proceeds from borrowing under notes payable             57,000    1,579,031
 Proceeds from issuance of common stock                  12,132       99,419
 Redemption of common stock                                   -     (336,000)
                                                   ------------  -----------
   Net Cash Provided by Financing Activities             64,486    1,805,448
                                                   ------------  -----------

Net Increase in Cash                                      7,013      (13,648)
Cash and Cash Equivalents at Beginning of Year              287       13,935
                                                   ------------  -----------

Cash and Cash Equivalents at End of Year           $      7,300  $       287
                                                   ============  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  enSURGE, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001          2000
                                                   ------------  -----------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for interest           $          -  $    47,801
  Cash paid during the year for income taxes                  -            -


Supplemental Schedule of Noncash Investing and Financing Activities:

  Issuance of common stock and options to
    acquire subsidiaries                           $          -  $12,241,600
  Liability incurred to acquire a subsidiary                  -       55,000
  Notes payable and accrued interest converted
    into common stock            				 934,827       58,236
  Accounts payable and accrued liabilities
    converted into notes payable                        547,206
  Bank overdraft converted to accounts
    payable                                              35,675            -
  Related party note payable assumed by
    discontinued entity to be disposed of                25,000            -
  Investment securities received for sale of
    wholly-owned subsidiary                           3,862,538            -
  Exchange of receivable for investment
  in marketable securities                               60,000            -
  Assets acquired by assumption of discontinued
    entity's liability 	                              44,916            -
  Exchange of property and equipment for other
    current assets                                       37,377            -
  Issuance of common stock for investment securities     25,920            -
  Marketable securities exchanged for assets            152,001            -


   The accompanying notes are an integral part of these consolidated financial statements.

                                  eSURGE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Principles of Consolidation -The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Outbound Enterprises, Inc., iShopper Internet Services, Inc., TotaliNet.net, Inc., Uniq Studio's, Inc., StinkyFeet.com, Inc., Atlantic Technologies International, Inc, Internet Software Solutions, Inc. and KT Solutions, Inc. have been reported as discontinued operations for all periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates that are particularly subject to change in the near term includes the fair value of securities available for sale.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a capital deficiency and a negative working capital deficiency at December 31, 2001. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include selling Company assets. There is no assurance that any additional sale of assets will be realized. Subsequent to December 31, 2001, the Company distributed securities available for sale and issued common stock in settlement of certain liabilities.


Fair Value of Financial Instruments - The amounts reported investment in securities available for sale, trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years, using the straight-line method. Expenditures for repairs and maintenance are charged directly to expense. Renewals and betterments are capitalized.

Long-Lived Assets - The realizability of long-lived assets, including property and equipment, software to be sold and marketed, net assets of discontinued operations and goodwill are evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Impairment losses for 2001 and 2000 were included in loss on discontinued operations discussed in Note 3.

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

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 3,426,800 and 853,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at December 31, 2001 and 2000.

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


NOTE 2 - ACQUISITIONS

The Company has issued restricted common stock in the following acquisitions. The Company's common stock began trading over the OTC Bulletin Board market in December 1999. Trading consisted of approximately 400,000 shares per month through May 2000. Accordingly, management of the Company does not believe the prices at which the common stock was sold over the thinly traded OTC Bulletin Board represent the fair value of the common stock for the first part of 2000. From January through June 2000, the Company was seeking to offer up to 600,000 restricted shares of its common stock in a private placement offering at $4.48 per share after offering costs. The offering price was established by an independent brokerage firm and the private placement offering was intended to be issued to several investors. Although there were no shares issued under the private placement offering, management believed the fair value of the restricted common shares was most clearly determined by the price of the private placement offering. That price, $4.48 per common share, was used to value the common shares issued in several of the following acquisitions.

StinkyFeet.com, Inc. - On January 31, 2000, the Company completed the acquisition of StinkyFeet.com, Inc. The acquisition was accomplished by the Company issuing 7,500 shares of common stock and agreeing to pay $40,000 at the rate of $10,000 per month over four months. The common shares issued were valued at fair value of $33,600, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $66,600 allocated to goodwill, which was impaired and expensed during 2001.

TrafficX.com and enSurge.com - On March 31, 2000, the Company acquired the TrafficX.com and enSurge.com Web domain names, proprietary computer code, software and related products associated with those names by the payment of $5,500 and an obligation to pay $25,000 in equal monthly payments of $5,000 each from May 1, through September 1, 2000. The domain names and software is an Internet banner network service, which is provided either at no charge to customers or bundled with other software sold. Accordingly, the cost of the acquired domain names and software were accounted for as marketing costs and were charged to general and administrative expense when incurred. The Company has not made the required payments for May through August and is in default of the acquisition agreement.

Uniq Studios, Inc. - On April 4, 2000, the Company entered into a stock exchange agreement with Uniq Studios, Inc. ("Uniq") whereby the Company agreed to acquire all of the outstanding capital shares of Uniq in exchange for 1,500,000 restricted shares of the Company's common stock. In addition, the Company issued 50,000 shares of common stock as a finder's fee, which is also included in the purchase price. The Company granted options to the four shareholders of Uniq, who are also key employees of Uniq, to purchase 500,000 additional restricted shares of the Company's common stock at a price equal to 80% of the market bid price for the Company's common stock on April 4, 2000. The 500,000 options were exercisable upon Uniq achieving certain annual revenue milestones. As of December 31, 2001, Uniq's operations have been discontinued and had not met the requirements for the 500,000 options and consequently these options were forfeited.


The acquisition of Uniq was recorded using the purchase method of accounting. The common shares issued were valued at fair value of $6,944,000, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $5,460,273 allocated to goodwill and amortized over five years by the straight-line method and then was impaired and written off as of December 31, 2001.

TotaliNet.net, Inc. - On April 7, 2000, the Company issued 50,000 shares of common stock and agreed to issue an additional 100,000 shares of common stock upon TotaliNet.net, Inc. accomplishing four performance criteria, in exchange for the common stock of TotaliNet.net, Inc. The acquisition was accounted for as a purchase business combination. The 50,000 common shares issued were valued at fair value of $224,000, or $4.48 per share. The Company advanced TotaliNet.net, Inc. $31,000 in March 2000 as a loan. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $764,760 allocated to goodwill, which was amortized over five years by the straight-line method and then subsequently written off when TotaliNet's operations were discontinued in December 2000. Twenty-five thousand contingently issuable common shares were issuable at June 30, 2000 as a result of the Company waiving the related performance criteria and were valued at $112,000, or $4.48 per share. The remaining 75,000 contingently issuable common shares were forfeited as a result of the operations of TotaliNet.net, Inc. being discontinued in December 2000.

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

The acquisition of ISSI was recorded using the purchase method of accounting. The 60,000 common shares issued were recorded at their fair value of $268,800, or $4.48 per share. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $302,678 allocated to goodwill, which was amortized over five years by the straight-line method until December 31, 2000 when ISSI's operations were discontinued.

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


The acquisition of KT was recorded using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options and warrants issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,344,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $4,342,278 allocated to goodwill, which was to be amortized over five years by the straight-line method until April 25, 2001 when KT Solutions, Inc. was sold.

NOTE 3 - DISCONTINUED OPERATIONS

KT Solutions, Inc. - On April 25, 2001 the Company consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were transferred to GoThink!.com Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. The fair value of the shares of GoThink!.com received based on the book value of KT Solutions, Inc., which was $3,862,538. No gain or loss was recognized from the exchange. Prior to this stock exchange agreement the Company assumed $243,127 of accounts payable and $653,508 of accrued liabilities, which were then converted into common stock. Also, KT Solutions, assumed a note payable to a related party from the Company in the amount of $25,000.

TotaliNet.net, Inc. - During December 2000, the Company ceased the operations of TotaliNet, Inc. The estimated loss on the disposal of the discontinued operations of $55,756 represents the estimated loss on the disposal of the assets. Operating results of TotaliNet for the eight months ended December 31, 2000 resulted in a loss of $198,389 and was included in loss from discontinued operations in the accompanying statements of operations. Net sales of TotaliNet for the eight months ended December 31, 2000 were $255,374.

Outbound - In December 2000, the Company ceased operations of Outbound. Operating results of Outbound for the year ended December 31, 2000 was a loss $135,966 after tax, and is included in loss from discontinued operations in the accompanying statements of operations. Net sales of Outbound for the year ended December 31, 2000 were $2,877,858. No gain or loss was recognized for the disposal of the discontinued operations.

iShopper Internet Services - During December 2000, the Company adopted a formal plan to sell iShopper Internet Services. Operating results of iShopper Internet Services for the year ended December 31, 2000 was a loss of $271,150 and is included in loss from discontinued operations in the accompanying statements of operations. Net sales of iShopper Internet Services for the year ended December 31, 2000 were $35,266. No gain or loss was recognized for the disposal of the discontinued operations.


In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet Services to Digital Commerce Bank, Inc. ("DCI"), in return for 500,000 shares of DCI. The 500,000 shares were valued at $13,377, or $0.02 per share.

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

Uniq Studio's, Inc. (Uniq) - During November 2001, the Company ceased the operations of Uniq and StinkyFeet.com. Operating results of Uniq and StinkyFeet for the twelve months ended December 31, 2001 was a loss of $6,166,057 and is included in the loss from discontinued operations in the accompanying statements of operations. This loss includes the amortization of software to be sold and marketed of $450,000, amortization of goodwill of $661,644, impairment of software to be sold and market of $2,100,000 and impairment of goodwill of $2,865,530. Net sales by Uniq for the twelve months ended December 31, 2001 were $79,673.

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

On April 11, 2001 the Company converted a $60,000 note receivable from iBonzai, Inc. into 273,093 shares of iBonzai, Inc. common stock valued at $0.22 per share.

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


On July 15, 2001, the Company issued 647,994 shares, valued at $0.04 per share, in return for 107,998 shares of iBonzai, Inc. common stock. On July 20, 2001, the Company appointed a director and chairman of the board who was also an officer of iBonzai, Inc. until November 28, 2001.

On September 28, 2001, NowSeven.com, Inc., a wholly-owned subsidiary, acquired certain assets from Innovative Software Technologies, Inc., in exchange for 400,000 shares of common stock of Knowledge Transfer Systems, Inc. These shares were valued at $32,000, and the acquired assets were charged as advertising costs in 2001. The Company recognized a loss of $160,000 from the sale of its investment in securities.

On December 22, 2001, the Company exchanged 1,500,000 shares of Knowledge Transfer Systems, Inc. for certain assets from Innovative Software Technologies, Inc. These shares were valued at $120,000, and the acquired assets were charged as advertising costs in 2001. The Company recognized a loss of $604,226 from the sale of its investment in securities.

As of December 31, 2001, the Company recorded other-than-temporary declines in the market value of its investment in securities of $3,369,658. At December 31, 2001, available for sale securities consisted of the following:

                                       Gross       Gross     Estimated
                                     Unrealized  Unrealized    Fair
                            Cost       Gains       Losses      Value
                         ----------  ----------  ----------  ----------
    Common stocks        $  487,999  $        -  $        -  $   487,999
                         ==========  ==========  ==========  ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                               2001         2000
                                             ---------   ----------
        Furniture and fixtures               $  14,000   $   41,594
        Computer equipment                       4,478       48,996
        Total Property and Equipment            18,478       90,590
        Less: Accumulated depreciation          (4,181)     (16,981)
                                             ---------   ----------
        Net Property and Equipment           $  14,297   $   73,609
                                             =========   ==========

Depreciation expense for the year ended December 31, 2001 and 2000 was $26,055 and $28,854, respectively.

NOTE 6 - NOTES PAYABLE

The Company received additional proceeds on an existing note in the amount of $39,000 during 2001. The Company also received proceeds of $9,000 on a new note, and subsequently repaid $4,646 during 2001. The Company also converted accrued liabilities into notes payable to officers or directors of the Company in the amount of $530,160. Of this amount, $20,300 was forgiven and $25,000 was reclassified as net assets of discontinued operations.


The Company has ceased to accrue interest on a note payable to a bank, in default, secured by the assets of Atlantic Technologies International, Inc. in the amount of $184,159 and a 12% note payable, due on demand and unsecured, due to an officer of Uniq in the amount of $80,622.

A summary of notes payable is as follows:

                                                      December 31,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------
6.06% Notes payable, due November 1997,
  in default, secured by mining claims
  held previously by Sunwalker                  $  126,000    $  126,000

Note payable to a bank, in default,
  secured by assets of Atlantic
  Technologies International, Inc.                 184,159       201,702

8% Notes payable, due on demand, unsecured       1,720,307     1,359,000

12% Note payable, due on demand, unsecured          80,622        79,123

13% Note payable, due on demand, unsecured         285,811       123,258

18% Note payable, due on demand, unsecured          18,000             -

Non-interest bearing obligations incurred in
  connection with acquisition of businesses,
  due on demand, unsecured                           4,354        20,000
                                                ----------    ----------
        Total Notes Payable                     $2,419,253    $1,909,083
                                                ==========    ==========

NOTE 7 - COMMON STOCK ISSUANCES

Stock Split - On February 15, 2001, the Company effected a 5-for-1 stock split of its outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock Issued for Cash - In December 2001, the Company issued 6,385,000 shares of common stock for cash proceeds of $12,132 or approximately $0.002 per share. In December 2000, the Company issued 46,564 shares of common stock for cash proceeds of $99,419 at prices ranging from $1.75 to $2.36 per share.

Common Stock Issued for Services - In February 2001, the Company issued 2,604,550 shares of common stock for services valued at $1,075,235 or $0.41 per share. In December of 2001, 2,048,455 of these shares were returned to the Company. This cancellation of the shares resulted in an adjustment of $850,176 to the financial statements in the fourth quarter of 2001.

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

Common Stock Issued for Conversion of Notes Payable - During the year ended December 31, 2001, the Company converted $934,827 of liabilities into common stock. This amount consisted of $896,636 of liabilities, assumed from KT Solutions, Inc. prior to its sale, and $38,191 of other notes payable and related accrued interest. The notes were converted into 2,440,325 shares of common stock.

Common Stock Issued for Marketable Securities - In July 2001, the Company issued 647,994 shares of common stock valued at $25,920 to iBonZai, Inc. for 107,998 shares of iBonZai, Inc. common stock.

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


On April 26, 2001, the Company granted 2,325,000 options to purchase common shares to officers and directors. These options have an exercise price of $0.03 per option, which was equal to the fair value of the underlying common stock on the date issued. Accordingly, no compensation expense was recognized from the grant of these options. These options had a fair value of $0.03 per option, on the date granted, based upon the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.61 percent, volatility of 577 percent, expected dividend yield of 0 percent and an expected life of five years. Also, on April 26, 2001, the Company granted 350,000 options to purchase common shares to a consultant at the same terms as mentioned above, resulting in compensation expense of $10,500 based on the fair value of the options granted.

Stock-based compensation charged to operations was $67,575 for the year ended December 31, 2001. This represented the amortization of unearned compensation relating to options granted to employees and directors that vested immediately upon the sale of KT Solutions, and the grant of 350,000 options to a consultant that were valued at $10,500, as mentioned previously.

In connection with the purchase of Uniq, the Company issued options to purchase 500,000 shares of common stock at 80% of the bid price on April 4, 2000. The options were exercisable based upon performance of Uniq Studios, Inc. as to earnings. During November, 2001, the Company ceased the operations of Uniq. As a result, the 500,000 options contingent upon Uniq's earnings performance were forfeited.

In connection with the purchase of Atlantic Technologies International, Inc.(ATI), the Company issued options to purchase 3,000 shares of common stock. Of the 3,000 options issued, 1,800 vested immediately and 1,200 are exercisable based upon performance of ATI as to earnings. On April 27, 2001, the Company ceased the operations of ATI. As a result, the 1,200 options contingent upon ATI earnings performance were forfeited.

Outstanding Stock Options - A summary of stock option activity for the years ending December 31, 2001 and 2000 is as follows:

                                                                  Weighted
                                                                  Average
                                                    Exercise      Exercise
                                      Options        Price          Price
                                    ------------  ------------   -----------
  Balance, December 31, 1999            400,000      $1.75          $1.75
  Granted                               853,000   0.10 - 7.60        6.08
                                    -----------
  Balance, December 31, 2000          1,253,000   0.10 - 7.60        6.08
  Granted                             2,675,000       0.03           0.03
  Forfeited                            (501,200)  0.10 - 7.60        7.58
                                    -----------
  Balance, December 31, 2001          3,426,800   0.03 - 7.60        0.63
                                    ===========
  Exercisable, December 31, 2001      3,426,800   0.03 - 7.60        0.63
                                    ===========

A summary of stock options outstanding and exercisable as of December 31, 2001 follows:


                              Options Outstanding                  Options Exercisable
                ----------------------------------------------   -----------------------
                                                                               Weighted
  Range of         Number    Weighted-Average                      Number      Average
  Exercise      Outstanding     Remaining      Weighted-Average  Exercisable   Exercise
   Prices       At 12/31/01  Contractual Life   Exercise Price   At 12/31/01    Price
-------------   -----------  ----------------   --------------   -----------   --------
$0.03 - $0.10    2,726,800       4.3 years           $0.03         2,726,800      $0.03
     1.75          400,000       2.9 years            1.75           400,000      $1.75
     4.00          250,000       3.3 years            4.00           250,000      $4.00
     7.60           50,000       3.3 years            7.60            50,000       7.60
                -----------                                      -----------
 0.03 - 0.15     3,426,800                                         3,426,800
                ===========                                      ===========


If the compensation cost for the Company's options granted to employees had been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                            For the Years Ended
                                                 December 31,
                                         ---------------------------
                                             2001           2000
                                         ------------   ------------
       Net loss:
           As reported                   $(10,857,930)  $ (9,561,673)
           Pro forma                      (10,927,680)    (9,516,081)
       Basic and diluted loss per share:
           As reported                   $      (0.15)  $      (0.88)
           Pro forma                            (0.15)         (0.88)


NOTE 9 - PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $6,439,203 at December 31, 2001. The operating loss carry forwards expire from 2019 through 2021. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2001 and 2000:


                                                   2001           2000
                                               ------------   ------------
       Deferred Tax Assets
         Operating loss carry forwards         $  3,063,678   $  1,289,140
         Unrealized loss on investment in
          securities available for sale           1,443,382              -
         Allowance for doubtful accounts                  -          7,320
         Accrued liabilities                        580,341        721,758
         Unearned revenue                                 -          5,856
         Depreciation                                     -            387
                                               ------------   ------------
           Total Deferred Tax Assets              5,087,401      2,024,460
                                               ------------   ------------
       Valuation Allowance                       (5,087,401)    (1,065,611)
                                               ------------   ------------
       Deferred Tax Liabilities
         Unrealized gain on securities                    -         (7,699)
         Software to be sold and marketed                 -       (951,150)
                                               ------------   ------------
           Total Deferred Tax Liabilities                 -       (958,849)
                                               ------------   ------------
        Net Deferred Tax Asset                 $          -   $          -
                                               ============   ============

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit (expense) from income taxes attributable to continuing operations:

                                                   2001           2000
                                               ------------   ------------
         Benefit at statutory rate (34%)       $  1,595,237   $    730,786
         Change in valuation allowance          (1,750,069)     (1,037,775)
         State tax benefit, net of federal
          tax effect                               154,832          70,929
                                               -----------    ------------
         Net Benefit (Expense) From
          Income Taxes                         $         -    $   (236,060)
                                               ===========    ============


NOTE 10 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of December 31, 2001, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2001, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of December 31, 2001, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2001, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2001, the Company was in default on the leases. As of December 31, 2001, the Company has accrued the above liability.


OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2001, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the
Company was in default on the leases.    As of December 31, 2001, the Company
has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2001, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of December 31, 2001, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on may 25, 2001. As of December 31, 2001, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of December 31, 2001, the Company has accrued the above liability.


Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc.- On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of December 31, 2001, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. -On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. As of December 31, 2001, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of December 31, 2001, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of December 31, 2001, the Company has recorded this liability on its balance sheet.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2001, the Company exchanged 3,000,000 shares of Knowledge Transfer System, Inc. for the forgiveness of $289,595 of accounts payable, and 100,000 shares of Knowledge Transfer System, Inc. to two consultants for services provided. On the day of the exchange the shares were valued at $0.03 per share. The Company recognized a realized gain on the exchange of marketable securities of $150,095.

On February 8, 2002, the Company issued 10,375,586 shares of common stock in exchange for the forgiveness of $10,376 of a note payable. The issuance of 10,375,586 shares resulted in the Company having 100,000,000 shares outstanding, which is the maximum authorized shares of the Company. As a result, option holders cannot exercise their options until the shareholders approve an amendment to the Company's articles of incorporation.


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


                                EnSurge, Inc.



May 17, 2002                       By: /s/ Jeff A. Hanks
                                   ------------------------------
                                   JEFF A. HANKS, CHIEF FINANCIAL
                                   OFFICER, SECRETARY AND DIRECTOR


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



/s/ Scott R. Hosking
--------------------            President and Chief Executive
SCOTT R. HOSKING                Officer and Director


/s/ Jeff A. Hanks
--------------------            Chief Financial Officer,
JEFF A. HANKS                   Secretary and Director







                                37




                                  EXHIBIT INDEX

     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers of Attorney for Messrs. Hosking and Hanks.



*  Previously filed and incorporated herein by reference.



                                38