Form 10QSB
period 2002-03-31
ENSURGE INC
filed 2002-06-10
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002


[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934


                       Commission File Number: 033-03275-D


                                  EnSurge, Inc.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                   87-0431533
 ---------------------------------           --------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)


                            435 West Universal Circle
                    ----------------------------------------
                                Sandy, UT  84070
                    (Address of principal executive offices)

                                 (801) 601-2765
                           ---------------------------
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,835,400 as of June 7, 2002. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]



                                  EnSurge, Inc.
                                   FORM 10-QSB



                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2002
    and December 31, 2001                                                      3

  Condensed Consolidated Statements of Operations (Unaudited) for the Three
   Months Ended March 31, 2002 and 2001                                        4

  Condensed Consolidated Statement of Stockholders' Deficit (Unaudited) for
   the Three Months Ended March 31, 2002                                       5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Three Months Ended March 31, 2002 and 2001                                 6

  Notes to Condensed Consolidated Financial Statements (Unaudited)             8

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 4. Submission of matters to a vote of Security Holders                   15

Item 6. Exhibits and Reports on Form 8-K                                      15

Signatures.                                                                   15


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                  enSurge, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  March 31,     December 31,
                                                    2002            2001
                                                ------------    ------------
                                     ASSETS

Current Assets
  Cash                                          $       837     $     7,300
  Investment in securities available for sale       244,000         487,999
  Other current assets                               25,377          28,377
                                                -----------     -----------
     Total Current Assets                           270,214         523,676

Property and Equipment, (Net of $5,255 and
  $4,181 of accumulated depreciation,
  respectively)                                      13,224          14,297
                                                -----------     -----------


Total Assets                                    $   283,438     $    537,973
                                                ===========     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                        $ 1,789,317     $ 1,789,827
  Accrued liabilities                             1,629,895       1,555,875
  Notes payable                                   2,408,877       2,419,253
                                                -----------     -----------

     Total Current Liabilities                    5,828,089       5,764,955
                                                -----------     -----------

Stockholders' Deficit
  Common stock - $0.001 par value;
    100,000,000 shares authorized; 97,835,400
    and 87,459,814 shares issued and
    outstanding, respectively                        97,835          87,460
  Additional paid-in-capital                     16,180,275      16,180,275
  Accumulated deficit                           (21,822,761)    (21,494,717)
                                                -----------     -----------

Total Stockholders' Deficit                      (5,544,651)     (5,226,982)
                                                -----------     -----------


Total Liabilities and Stockholders' Deficit     $   283,438     $   537,973
                                                ===========     ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months
                                                         Ended March 31,
                                                --------------------------
                                                   2002            2001
                                                ---------      -----------
Sales                                           $     634      $    41,780

Cost of Sales                                           -            3,359
                                                ---------      -----------

Gross Profit                                          634           38,421
                                                ---------      -----------


Expenses
  General and administrative                       42,559          883,777
  Impairment of Securities Available for sale     243,999                -
                                                ---------      -----------

  Amortization of software costs                        -           150,000
  Amortization of goodwill                              -           220,548
  Interest expense                                 42,120            96,379
                                                ---------      -----------

  Total Expenses                                  328,678         1,350,704
                                                ---------      -----------

Loss From Continuing Operations                  (328,044)       (1,312,283)
                                                ---------      -----------

Discontinued Operations
  Loss from operations of discontinued
  operations                                            -                 -
  Loss on disposal of discontinued operations           -          (29,007)
                                                ---------      -----------

    Loss from Discontinued Operations                   -          (29,007)
                                                ---------      -----------


Net Loss                                        $(328,044)     $(1,341,290)
                                                =========      ===========

Basic and Diluted Loss per Share                $   (0.00)     $     (0.02)
                                                =========      ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation           91,955,901      67,140,115
                                                ==========     ===========

COMPREHENSIVE LOSS

Net Loss                                        $ (328,044)    $(1,341,290)

Other Comprehensive Loss
  Unrealized loss on investment in securities            -         (26,280)
                                                ----------     -----------

Comprehensive Loss                              $ (328,044)    $(1,367,570)
                                                ==========     ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       4

                                  EnSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                        Additional Total             Total
                         Common Stock
                                  ----------------------   Paid-in   Accumulated Stockholders
                                    Shares      Amount     Capital     Deficit      Deficit
                                  ----------  ----------  ------------  ------------  ------------
Balance - December 31, 2001       87,459,814  $   87,460  $ 16,180,275  $(21,494,717) $ (5,226,982)


Issuance of common stock for
 payment of notes payable.        10,375,586      10,375             -             -        10,375


Net loss for the period                    -            -            -      (328,044)     (328,044)
                                  ----------  ----------  ------------  ------------  ------------

Balance - March 31, 2002          97,835,400  $   97,835  $ 16,180,275  $(21,822,761) $ (5,544,651)
                                  ==========  ==========  ============  ============  ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Three Months
                                                          Ended March 31,
                                                     ------------------------
                                                        2002         2001
                                                     -----------  -----------
Cash Flows From Operating Activities
Net loss                                             $  (328,044) $(1,341,290)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation                                              1,073       10,010
 Amortization of software costs                                -      150,000
 Amortization of goodwill                                      -      220,548
 Amortization of unearned compensation                         -       14,335
 Services paid with common stock                               -    1,077,012
 Interest paid with common stock                               -       17,662
 Impairment loss on securities available for sale        243,999            -
 Increase in net liabilities of discontinued operations        -       54,161
  Changes in operating assets and liabilities:
  Trade accounts payable                                    (511)      69,247
  Accrued liabilities                                     74,020     (293,492)
  Other current assets                                     3,000         (831)
                                                     -----------  -----------
 Net Cash Used in Operating Activities                    (6,463)     (22,638)
                                                     -----------  -----------
Cash Flows From Investing Activities
 Capital expenditures                                          -      (51,652)
                                                     -----------  -----------
 Net Cash Used in Investment Activities                        -      (51,652)
                                                     -----------  -----------

Cash Flows From Financing Activities
 Proceeds from borrowing under notes payable                   -       91,000
 Principle payments on notes payable                           -       (1,000)
                                                     -----------  -----------
 Net Cash Provided by Financing Activities                     -       90,000
                                                     -----------  -----------

Net Increase (decrease) in Cash                           (6,463)      15,710

Cash at Beginning of Period                                7,300          287
                                                     -----------  -----------

Cash at End of Period                                $       837  $    15,997
                                                     ===========  ===========
Non-cash Investing and Financing Activities:

Issuance of 10,375,586 shares of common stock in settlement of notes payable of $10,376.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.
However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at March 31, 2002. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern.


NOTE 2 - DISCONTINUED OPERATIONS

iShopper Internet Services, Inc. - In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet Services. This agreement has not yet been finalized.


NOTE 3 - INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. During the three months ended March 31, 2002, the Company recorded other-than-temporary declines in the market value of its investment of securities of $243,999. At March 31, 2002, available-for-sale securities consisted of the following:

                                         Gross       Gross     Estimated
                                       Unrealized  Unrealized     Fair
                              Cost       Gains       Losses      Value
                           ----------  ----------  ----------  ----------
    Common stocks          $  244,000  $        -  $        -  $  244,000
                           ==========  ==========  ==========  ==========


NOTE 4 - NOTES PAYABLE
                                                 March 31,    December 31,
                                                    2002          2001
                                                 -----------   -----------
6.06% Notes payable, due November 1997, in
 default, secured by mining claims held
 previously by Sunwalker                         $   126,000   $   126,000

Note payable to a bank, in default, secured
 by assets of Atlantic Technologies
 International, Inc.                                 184,159       184,159

8% Notes payable, due on demand, unsecured         1,709,931     1,720,307

12% Notes payable, due on demand, unsecured           80,622        80,622

13% Notes payable, due on demand, unsecured          285,811       285,811

18% Notes payable, due on demand, unsecured           18,000        18,000

Non-interest bearing obligations incurred in
 connection with acquisition of businesses,
 due on demand, unsecured                              4,354         4,354
                                                 -----------   -----------

  Total Notes Payable                            $ 2,408,877   $ 2,419,253
                                                 ===========   ===========

NOTE 5 - STOCK HOLDERS' DEFICIT

Common Stock Issued for Payment of Notes Payable - In February 2002, the Company paid $10,376 of notes payable with 10,375,586 shares of common stock valued at $0.001 per share.

The Company has an insufficient number of shares authorized to issue 3,426,800 options that were exercisable as of March 31, 2002.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables; however, until the obligation is paid in full, the judgement remains unsatisfied. As of March 31, 2002, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of March 31, 2002, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of March 31, 2002, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied by installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of March 31, 2002, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001, inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of March 31, 2002, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and the Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of March 31, 2002, the Company has accrued the above liability.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. As of March 31, 2002, the Company has accrued the above liabilities.

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of March 31, 2002, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of March 31, 2002, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of March 31, 2002, the Company has accrued the above liabilities.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on may 25, 2001. As of March 31, 2002, the Company has accrued the above liabilities.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of March 31, 2002, the Company has accrued the above liabilities.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of March 31, 2002, the Company has accrued the above liabilities.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. As of March 31, 2002, the Company has accrued the above liabilities.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, paid with ten monthly payments at $682.50 starting on October 10, 2000. As of March 31, 2002, the Company has accrued the above liabilities.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic

Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of March 31, 2002, the Company has accrued the above liabilities.


NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2002, the Company exchanged 3,000,000 shares of Knowledge Transfer System, Inc. for the forgiveness of $289,595 of accounts payable, and 100,000 shares of Knowledge Transfer System, Inc. to two consultants for services provided. On the day of the exchange the shares were valued at $0.03 per share. The Company recognized a realized gain on the exchange of marketable securities of $150,095.


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

During the fiscal year 2000 and through March 31, 2002, the Company has discontinued operations of three subsidiaries, sold one entity and is in the process of selling another. The Company maintains four subsidiaries and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Results of Operations

   Sales for the three months ended March 31, 2002 and 2001 were respectively, $634 and $41,780. The Company's principal source of revenue for the three months ended March 31, 2002 were from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      Cost of sales for the three months ended March 31, 2002 and 2001 were, respectively, $0 and $3,359. Prior years costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

     General & Administrative expenses for the three months ended March 31, 2002 and 2001 were, respectively, $42,558 and $883,777. These costs were mainly to keep operations of the parent and other companies viable.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc. and Uniq Studio's, Inc. Also, the Company is in the process of selling the assets of iShopper Internet Solutions, Inc.

      EnSurge and its' subsidiarys have several outstanding law suits against them, which approximate $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year. The Company has no further stock for private placements. Likewise, the Company has an insufficient number of shares authorized to issue 3,426,800 options that were exercisable as of March 31, 2002. The cash availability will only come through the sale of its investments in securities available for sale.

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

  (a)  None


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


                                 enSurge, Inc.

Date: June 7, 2002               /s/ Jeff A. Hanks
                                 -------------------
                                 Jeff A. Hanks
                                 Chief Financial Officer, Secretary, Director



