Form 10QSB
period 2002-06-30
ENSURGE INC
filed 2002-09-23
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934


                       Commission File Number: 033-03275-D


                                  EnSurge, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                   87-0431533
             ------                                   ----------
  (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)



                            435 West Universal Circle
                                Sandy, UT  84070
                            -------------------------
                    (Address of principal executive offices)


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

                          Yes X       No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of September 20, 2002. (of this total, 2,164,600 are being held in escrow and are not considered issued or outstanding for financial reporting purposes.)

                                  EnSurge, Inc.
                                   FORM 10-QSB



                          QUARTER ENDED JUNE 30,  2002

                                TABLE OF CONTENTS


                                                                        Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2002
    and December 31, 2001                                                 3

  Condensed Consolidated Statements of Operations and Comprehensive
    Loss (Unaudited) for the Three and Six Months Ended June 30, 2002
    and 2001                                                              4

  Condensed Consolidated Statement of Stockholders' Deficit
    (Unaudited) for the Six Months Ended June 30, 2002                    5

  Condensed Consolidated Statements of Cash Flows (Unaudited) for
    the Six Months Ended June 30, 2002 and 2001                           6

  Notes to Condensed Consolidated Financial Statements (Unaudited)        8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                13

Item 4. Submission of matters to a vote of Security Holders              15

Item 6. Exhibits and Reports on Form 8-K                                 15

Signatures.                                                              16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  EnSurge, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------

                                     ASSETS
Current Assets
  Cash                                             $      3,188  $      7,300
  Investment in securities available for sale            90,000       487,999
  Other current assets                                   22,377        28,377
     Total Current Assets                               115,565       523,676
Property and Equipment, (Net of $6,328 and
 $4,181 of accumulated depreciation,
 respectively)                                           12,150        14,297
                                                   ------------  ------------

Total Assets                                       $    127,715  $    537,973
                                                   ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                           $  1,528,662  $  1,789,827
  Accrued liabilities                                 1,709,792     1,555,875
  Notes payable                                       2,408,877     2,419,253
                                                   ------------  ------------
     Total Current Liabilities                        5,647,331     5,764,955
                                                   ------------  ------------
Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 97,835,400 and 87,459,814
   shares issued and outstanding, respectively           97,835        87,460
  Additional paid-in-capital                         16,180,275    16,180,275
  Accumulated deficit                               (21,797,726)  (21,494,717)
                                                   ------------  ------------
Total Stockholders' Deficit                          (5,519,616)   (5,226,982)
                                                   ------------  ------------

Total Liabilities and Stockholders' Deficit        $    127,715  $    537,973
                                                   ============  ============



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                         For the Three Months      For the Six Months
                                            Ended June 30,            Ended June 30,
                                       ------------------------  ------------------------
                                           2002        2001         2002          2001
                                       -----------  -----------  -----------  -----------
Sales                                  $     2,728  $    61,535  $     3,362  $   103,315

Cost of Sales                                    -       44,590            -       47,949
                                       -----------  -----------  -----------  -----------

Gross Profit                                 2,728       16,945        3,362       55,366
                                       -----------  -----------  -----------  -----------

Expenses
  General and administrative                70,891      156,845      113,450    1,040,622
  Amortization of software costs                 -      150,000            -      300,000
  Amortization of goodwill                       -      220,548            -      441,096
  Impairment of securities
   available for sale                       61,000            -      304,999            -
  Interest expense                          45,397       45,962       87,517      142,341
                                       -----------  -----------  -----------  -----------
  Total Expenses                          (177,288)    (573,355)    (505,966)  (1,924,059)
                                       -----------  -----------  -----------  -----------

Gain on Forgiveness of Debt                199,595            -      199,595            -
                                       -----------  -----------  -----------  -----------

Net Income (Loss) From Continuing
 Operations                                25,035      (556,410)    (303,009)  (1,868,693)

Discontinued Operations - Loss on
 Disposal of Discontinued Operations             -      (35,697)           -      (64,704)
                                       -----------  -----------  -----------  -----------

 Net Income (Loss)                     $    25,035  $  (592,107) $  (303,009) $(1,933,397)
                                       ===========  ===========  ===========  ===========

Basic and Diluted Earnings (Loss)
 Per Share
  Operations                           $         -  $     (0.01) $     (0.01) $     (0.03)
  Discontinued Operations                        -            -            -            -
                                       -----------  -----------  -----------  -----------

Basic and Diluted Earnings (Loss)
 Per Share                             $         -  $     (0.01) $     (0.01) $     (0.03)
                                       ===========  ===========  ===========  ===========

Weighted Average Number of Common
 Shares Used in Per Share Calculation   97,835,400   69,650,066   95,599,776   68,369,345
                                       ===========  ===========  ===========  ===========

COMPREHENSIVE LOSS

Net Income (Loss)                           25,035     (592,107)    (303,009)  (1,933,397)

Other Comprehensive Loss
  Unrealized loss on investment
   in securities                                 -      (52,789)           -      (79,069)
                                       -----------  -----------  -----------  -----------


Comprehensive Income (Loss)            $    25,035  $  (644,896) $  (303,009) $(2,012,466)
                                       ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                                            Total        Total
                                       Common Stock         Additional   Stockholders Stockholders
                                  ------------------------    Paid-in    Accumulated     Equity
                                    Shares        Amount      Capital      Deficit       Deficit
                                  -----------  -----------  -----------  ------------  -----------
  Balance - December 31, 2001      87,459,814  $    87,460  $16,180,275  $(21,494,717) $(5,226,982)


  Issuance of common stock for
     payment of notes payable      10,375,586       10,375            -             -       10,375


  Net loss for the period                   -            -            -      (303,009)    (303,009)
                                  -----------  -----------  -----------  ------------  -----------

  Balance - June 30, 2002          97,835,400  $    97,835  $16,180,275  $(21,797,726) $(5,519,616)
                                  ===========  ===========  ===========  ============  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Six Months
                                                           Ended June 30,
                                                      ------------------------
                                                         2002         2001
                                                      -----------  -----------
Cash Flows From Operating Activities
 Net loss                                             $  (303,009) $(1,933,397)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                             2,147       17,049
   Gain on forgiveness of debt                           (199,595)           -
   Services paid with securities available for sale         3,000            -
   Amortization of software costs                               -      300,000
   Amortization of goodwill                                     -      441,096
   Amortization of unearned compensation                        -       57,075
   Services paid with common stock                              -    1,083,012
   Interest paid with common stock                              -       28,192
   Options issued for consulting services                       -       10,500
   Expenses paid with note payable                              -      (20,300)
   Decrease in assets of discontinued operations                -      (12,740)
   Impairment loss on securities available for sale       304,999            -

 Changes in operating assets and liabilities:
   Accounts receivable                                          -          500
   Trade accounts payable and accrued liabilities         182,346     (268,473)
   Other current assets                                     6,000        8,513
                                                      -----------  -----------

  Net Cash Used in Operating Activities                    (4,112)    (288,973)
                                                      -----------  -----------

Cash Flows From Investing Activities
  Capital expenditures                                          -       (6,736)
                                                      -----------  -----------

  Net Cash Used in Investment Activities                        -       (6,736)
                                                      -----------  -----------

Cash Flows From Financing Activities
  Proceeds from line credit                                     -      184,159
  Proceeds from borrowing under notes payable                   -      117,000
  Principal payments on notes payable                           -       (5,646)
                                                      -----------  -----------

  Net Cash Provided by Financing Activities                     -      295,513
                                                      -----------  -----------

Net Increase in Cash                                       (4,112)        (196)

Cash at Beginning of Period                                 7,300          287
                                                      -----------  -----------

Cash at End of Period                                 $     3,188  $        91
                                                      ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  enSurge, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Supplemental Cash Flow Information:
 Cash paid for interest                               $         0  $         0
                                                      -----------  -----------

Supplemental Disclosure of Noncash Investing
 And Financing Activities
  Conversion of notes payable into common stock       $    10,375  $    10,000
  Accounts payable settled with available for
   sale securities                                         90,000            -
  Liabilities assumed by Company on behalf of KT
   Solutions subsequently converted to common stock             -      896,636
  Accrued liabilities converted into notes payable
   to related parties                                           -      293,607
  Bank overdraft converted to accounts payable                  -       35,675
  Related party note payable assumed by
   discontinued entity to be disposed of                        -       25,000
  Conversion of related party notes payable to
   notes payable                                                -      391,865
  Marketable securities received for wholly
   owned subsidiary                                             -    3,862,538



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 enSurge, Inc.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at June 30, 2002. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern.

Recently Enacted Accounting Standards - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has elected to adopt this standard during the six months ended June 30, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.



NOTE 2- INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. During the six months ended June 30, 2002, the Company recorded other-than-temporary declines in the market value of its investment in securities of $304,999. See Note 6 for description of sales of investment in securities. These sales resulted in no gains or losses. At June 30, 2002, available-for-sale securities consisted of the following:

                                              Gross       Gross     Estimated
                                           Unrealized   Unrealized     Fair
                                  Cost        Gains       Losses      Value
                               ----------  -----------  ----------  ----------

      Common stocks            $   90,000  $         -  $        -  $   90,000
                               ==========  ===========  ==========  ==========

                                 enSurge, Inc.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3- NOTES PAYABLE
                                                         June 30,  December 31,
                                                           2002        2001
                                                        ----------  ----------
6.06% Notes payable, due November 1997, in default,
 secured by mining claims held previously by Sunwalker  $  126,000  $  126,000

Note payable to a bank, in default, secured by
 assets of Atlantic Technologies International, Inc.       184,159     184,159

8% Notes payable, due on demand, unsecured
 in default                                              1,709,931   1,720,307

12% Notes payable, due on demand, unsecured
 in default                                                 80,622      80,622

13% Notes payable, due on demand, unsecured
 in default                                                285,811     285,811

18% Notes payable, due on demand, unsecured
 in default                                                 18,000      18,000

Non-interest bearing obligations incurred in
 connection with acquisition of businesses, due
 on demand, unsecured, in default                            4,354       4,354
                                                        ----------  ----------
  Total Notes Payable                                   $2,408,877  $2,419,253
                                                        ==========  ==========

NOTE 4 - STOCK HOLDERS' EQUITY

Common Stock Issued for Payment of Notes Payable - In February 2002, the Company paid $10,375 of notes payable with common stock. The notes were converted into 10,375,586 shares of common stock at $0.001 per share.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgement remains unsatisfied. As of June 30, 2002, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of June 30, 2002, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of June 30, 2002, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of June 30, 2002, the Company has accrued the above liability.


                                 enSurge, Inc.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of June 30, 2002, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of June 30, 2002, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of June 30, 2002, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247; Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of June 30, 2002, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of June 30, 2002, the Company has accrued the above liabilities.


                                 enSurge, Inc.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of June 30, 2002, the Company has accrued the above liabilities.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of June 30, 2002, the Company has accrued the above liabilities.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of June 30, 2002, the Company has accrued the above liabilities.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. As of June 30, 2002, the Company has accrued the above liabilities.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of June 30, 2002, the Company has accrued the above liabilities.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of June 30, 2002, the Company has accrued the above liabilities.


NOTE 6 - FORGIVENESS OF DEBT

During April 2002, the Company used available-for-sale securities to satisfy liabilities whereby the Company transferred 3,000,000 shares of Knowledge Transfer System, Inc. to two service providers in full satisfaction of $289,595 of accounts payable to the service providers. On the day of the exchange the shares were valued at $90,000 or $0.03 per share. The Company recognized a gain on forgiveness of debt totaling $199,595. In accordance with SFAS 145, the gain from debt forgiveness did not meet the conditions for being classified as extraordinary and therefore was included in continuing operations.

The Company also exchanged 100,000 shares of Knowledge Transfer Systems, Inc. for consulting services valued at $3,000 or $0.03 per share.


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

Results of Operations

  Sales for the three months ended June 30, 2002 and 2001 were respectively, $2,728 and $61,535. The Company's principal source of revenue for the three months ended, were from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

     Cost of sales for the three months ended June 30, 2002 and 2001 were, respectively, $0 and $44,590. Prior years costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

     General & Administrative expenses for the three months ended June 30, 2002 and 2001 were, respectively, $70,891 and $156,845. These costs were mainly to keep operations of the parent and other companies viable.

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

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year. The Company has no further stock for private placements. The cash availability will only come through the sale of its stock investments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a)  99  Certification under Section 906 of the Sarbanes-Oxley Act
                (18 U.S.C Section 1350)


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


                                   EnSurge, Inc.


Date: September 20, 2002           /s/ Jeff A. Hanks
                                   ------------------
                                   Jeff A. Hanks
                                   Chief Financial Officer, Secretary, Director


                                CERTIFICATION


I, Scott Hosking, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of EnSurge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


  /s/ Scott Hosking
------------------------
Name: Scott Hosking
Date: September 20, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC
Exchange Act Release No. 34-46427, because this quarterly report of Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]

I, Jeff Hanks, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of EnSurge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


 /s/ Jeff Hanks
------------------------
Name: Jeff Hanks
Date: September 20, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC
Exchange Act Release No. 34-46427, because this quarterly report of Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]