Form 10QSB
period 2002-09-30
ENSURGE INC
filed 2002-12-24
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

                For the Quarterly Period Ended September 30, 2002


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

   Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] Not Applicable [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of December 18, 2002. Of this total, 2,164,600 are being held in escrow and are not considered issued or outstanding for financial reporting purposes.



                                  EnSurge, Inc.
                                   FORM 10-QSB


                        QUARTER ENDED SEPTEMBER 30,  2002

                                TABLE OF CONTENTS


                                                                  Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
   September 30, 2002 and December 31, 2001                          3

  Condensed Consolidated Statements of Operations and
   Comprehensive Loss (Unaudited) for the Three and Nine
   Months Ended September 30, 2002 and 2001                          4

  Condensed Consolidated Statement of Stockholders'
   Equity (Unaudited) for the Nine Months Ended
   September 30, 2002                                                5

  Condensed Consolidated Statements of Cash Flows
   (Unaudited) for the Nine Months Ended September 30,
   2002 and 2001                                                     6

  Notes to Condensed Consolidated Financial Statements (Unaudited)   8

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                14

Item 3. Controls and Procedures                                     15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                           15

Item 4. Submission of matters to a vote of Security Holders         17

Item 6. Exhibits and Reports on Form 8-K                            17

Signatures                                                          18



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  EnSurge, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30, December 31,
                                                       2002         2001
                                                   ------------  ------------
                                     ASSETS
Current Assets
  Cash                                             $      3,076  $      7,300
  Investment in securities available for sale                 -       487,999
  Other current assets                                   19,377        28,377
                                                   ------------  ------------
       Total Current Assets                              22,453       523,676

Property and Equipment, (net of $7,401 and $4,181
 of accumulated depreciation, respectively)              11,077        14,297
                                                   ------------  ------------

Total Assets                                       $     33,530  $    537,973
                                                   ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                           $  1,531,002  $  1,789,827
  Accrued liabilities                                 1,789,688     1,555,875
  Notes payable                                       2,408,877     2,419,253
                                                   ------------  ------------
     Total Current Liabilities                        5,729,567     5,764,955
                                                   ------------  ------------
Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 97,835,400 and 87,459,814
   shares issued and outstanding, respectively           97,835        87,460
  Additional paid-in-capital                         16,180,275    16,180,275
  Accumulated deficit                               (21,974,147)  (21,494,717)
                                                   ------------  ------------

Total Stockholders' Deficit                          (5,696,037)   (5,226,982)
                                                   ------------  ------------

Total Liabilities and Stockholders' Deficit        $     33,530  $    537,973
                                                   ============  ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                  For the Three Months       For the Nine Months
                                   Ended September 30,        Ended September 30,
                                 ------------------------  -------------------------
                                    2002         2001         2002          2001
                                 -----------  -----------  -----------  ------------
Sales                            $       379  $     2,949  $     3,741  $     47,095

Cost of Sales                              -            -            -        24,533
                                 -----------  -----------  -----------  ------------

Gross Profit                             379        2,949        3,741        22,562
                                 -----------  -----------  -----------  ------------

Expenses
 General and administrative           41,404      474,385      154,854     1,491,888
 Realized loss from sale of
  securities                               -      160,000            -       160,000
 Impairment of Securities
  available for sale                  90,000            -      394,999             -
 Gain on forgiveness of debt               -            -     (199,595)            -
 Interest expense                     45,396       43,015      132,913       160,336
                                 -----------  -----------  -----------  ------------
  Total Expenses                     176,800      677,400      483,171     1,812,224
                                 -----------  -----------  -----------  ------------

Net Loss From Continuing
 Operations                         (176,421)    (674,451)    (479,430)   (1,789,662)

Discontinued Operations -
 Loss from Operations of
 Discontinued Operations                   -   (5,351,954)           -    (6,177,903)
                                 -----------  -----------  -----------  ------------

Net Loss                         $  (176,421) $(6,026,405) $  (479,430) $ (7,967,565)
                                 ===========  ===========  ===========  ============
Basic and Diluted Loss Per Share
  Continuing operations                    -        (0.01)           -         (0.02)
  Discontinued operations                  -        (0.07)           -         (0.09)
                                 -----------  -----------  -----------  ------------

Basic and Diluted Loss Per Share $     (0.00) $     (0.08) $     (0.00) $      (0.11)
                                 ===========  ===========  ===========  ============

Weighted Average Basic and Diluted
 Common Shares Outstanding        97,835,400   80,272,771   96,353,173    72,358,851
                                 ===========  ===========  ===========  ============

COMPREHENSIVE LOSS

Net Loss                            (176,421)  (6,026,405)    (479,430)   (7,967,565)

Other Comprehensive Loss
  Unrealized Loss on investment
   in securities                           -   (3,080,065)           -    (3,158,134)
                                 -----------  -----------  -----------  ------------

Comprehensive Loss               $  (176,421) $(9,106,470) $  (479,430) $(11,125,699)
                                 ===========  ===========  ===========  ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                          Total         Total
                              Common Stock              Additional   Stockholders'  Stockholders'
                             -------------------------    Paid-in    Accumulated       Equity
                                Shares        Amount      Capital       Deficit        Deficit
                             ------------  -----------  ------------  ------------  ------------
Balance - December 31, 2001    87,459,814  $    87,460  $ 16,180,275  $(21,494,717) $ (5,226,982)

Issuance of common stock for
 payment of notes payable.     10,375,586       10,375             -             -        10,375

Net loss for the period                 -            -             -      (479,430)     (479,430)
                             ------------  -----------  ------------  ------------  ------------

Balance - September 30, 2002   97,835,400  $    97,835  $ 16,180,275  $(21,974,147) $ (5,696,037)
                             ============  ===========  ============  ============  ============



   The accompanying notes are an integral part of these condensed consolidated financial statements

                                  EnSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Nine Months
                                                       Ended September 30,
                                                   --------------------------
                                                       2002         2001
                                                   ------------  ------------

Cash Flows From Operating Activities
Net loss                                           $   (479,430) $ (7,967,565)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation                                             3,220        25,574
 Gain on forgiveness of debt                           (199,595)            -
 Services paid with securities available
  for sale                                                3,000             -
 Impairment loss on securities available
  for sale                                               394,999            -
 Impairment of goodwill and software
  to be sold                                                   -    4,966,382
 Amortization of software costs                                -      450,000
 Amortization of goodwill                                      -      661,644
 Realized loss on sale of investments
  and disposal of fixed assets                                 -      166,309
 Amortization of unearned compensation                         -       57,075
 Services paid with common stock                               -    1,525,012
 Interest paid with common stock                               -       28,192
 Options issued for consulting services                        -       10,500
 Expenses paid with note payable                               -      (20,300)
 Decrease in assets of discontinued
  operations                                                   -      (12,740)

 Changes in operating assets and liabilities:
  Accounts receivable                                          -          500
  Trade accounts payable and accrued
   liabilities                                           264,582     (190,780)
  Other current assets                                     9,000       11,514
                                                   ------------  ------------
  Net Cash Used in Operating Activities                  (4,224)     (288,683)
                                                   ------------  ------------

Cash Flows From Investing Activities
 Capital expenditures                                         -        (6,736)
                                                   ------------  ------------
  Net Cash Used in Investment Activities                      -        (6,736)
                                                   ------------  ------------

Cash Flows From Financing Activities
 Proceeds from line credit                                    -       184,159
 Proceeds from borrowing under
  notes payable                                               -       118,500
 Principal payments on notes payable                          -        (5,646)
                                                   ------------  ------------
  Net Cash Provided by Financing Activities                   -       297,013

Net Increase (Decrease) in Cash                          (4,224)        1,594

Cash at Beginning of Period                               7,300           287
                                                   ------------  ------------

Cash at End of Period                              $      3,076  $      1,881
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


Non-Cash Investing And Financing Activities:

Issuance of 10,375,586 shares of common stock in settlement of notes payable of $10,375.

Accounts payable settled with available for sale securities of $90,000.




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered losses from operations, and has had negative cash flows from operating activities for all periods since inception and has negative working capital at September 30, 2002. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome should the Company be unable to continue as a going concern.

Reclassification - The accompanying financial statements have been reclassified to present the operations of Uniq and Stinky Feet as discontinued for the three and nine months ended September 30, 2001, due to their ceasing operations in November 2001. Operating results of Uniq and Stinky Feet for the three and nine months ended September 30, 2001 were losses of $5,351,954 and $6,177,903, respectively and are included in the loss from discontinued operations in the accompanying statements of operations. Net sales by Uniq for the three and nine months ended September 30, 2001 were $6,145 and $79,644, respectively.

Recently Enacted Accounting Standards - New in April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
Statement  No.  13,  and  Technical Corrections." Among other  provisions,  this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has elected to adopt this standard during the nine months ended September 30, 2002.

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

NOTE 2- ADOPTION OF SFAS NO. 142

The Company adopted the provisions of SFAS No. 142 in its entirety on January 1, 2002. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company's remaining goodwill and intangible assets were fully impaired during 2001. Accordingly, there was no impairment of goodwill or intangible assets upon adoption of SFAS No. 142. The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable.

Goodwill amortization expense was $220,548 and $661,644 during the three and nine months ended September 30, 2001, respectively. The effects on net loss and basic and diluted loss per share of excluding such goodwill amortization is as follows:

                                 For the Three            For the Nine
                                 Months Ended             Months Ended
                                 September 30,            September 30,
                            -----------------------  -----------------------
                               2002        2001         2002        2001
                            ----------  -----------  ----------  -----------

Net loss, as reported       $ (176,421) $(6,026,405) $ (479,430) $(7,967,565)
Add back goodwill
amortization                         -      220,548           -      661,644
                            ----------  -----------  ----------  -----------
Net loss, excluding
goodwill amortization         (176,421)  (5,805,857)   (479,430)  (7,305,921)
                            ==========  ===========  ==========  ===========
Basic and diluted loss
 per share:
   Net loss, as reported    $    (0.00) $    (0.08)  $    (0.00) $     (0.11)
                            ==========  ===========  ==========  ===========
   Net loss, excluding
    goodwill amortization   $    (0.00) $    (0.07)  $    (0.00) $     (0.10)
                            ==========  ===========  ==========  ===========

NOTE 3- INVESTMENT IN SECURITIES

Marketable equity securities are classified as available for sale and are stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. During the nine months ended September 30, 2002, the Company recorded an other-than-temporary impairment on marketable securities of $394,999. During the nine months ended September 30, 2002, the Company exchanged $90,000 of marketable securities in the settlement of debt as discussed in Note 7 and $3,000 of marketable securities in payment of services.

NOTE 4 - NOTES PAYABLE
                                                September 30, December 31,
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

NOTE 5 - STOCK HOLDERS' EQUITY

Common Stock Issued for Payment of Notes Payable - In February 2002, the Company paid $10,375 of notes payable with common stock. The notes were converted into 10,375,586 shares of common stock at $0.001 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgement remains unsatisfied. As of September 30, 2002, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2002, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in
December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of September 30, 2002, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2002, the Company has accrued the above liability.


IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2002, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of September 30, 2002, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2002, the Company has accrued the $68,437 for this liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247;
Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of September 30, 2002, the Company has accrued the above liability.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2002, the Company has accrued the above liability.


Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on may 25, 2001. As of September 30, 2002, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of September 30, 2002, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of September 30, 2002, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. As of September 30, 2002, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of September 30, 2002, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of September 30, 2002, the Company has accrued the above liability.

NOTE 7 - FORGIVENESS OF DEBT

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

During the fiscal year 2002 and through today's date the Company has discontinued operations of three subsidiaries and sold one entity. The Company maintains four subsidiaries and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Results of Operations

      Sales for the three months ended September 30, 2002 and 2001 were respectively, $379 and $2,949. Sales for the nine months ended September 30, 2002 and 2001 were respectively, $3,741 and $47,095. The Company's principal source of revenue for the three months ended were from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      There was zero cost of sales for the three and nine months ended September 30, 2001, and $0 and $24,533 for the three and nine months ended September 30, 2002. Prior year costs were mainly the labor costs to develop the web designs, digital animation, and flash used for customer projects and sales.

      General & administrative expenses for the three and nine months ended September 30, 2002 were $41,404 and $154,854, respectively, and $474,385 and $1,491,888 for the three and nine months ended September 30, 2001. These costs were mainly to keep operations of the parent and other companies viable.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic
Technologies International, Inc., Internet Software Solutions, Inc., StinkyFeet.com, Inc. and Uniq Studio's, Inc.

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

Item 3.  Controls and Procedures

Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      EnSurge and its' subsidiaries have several outstanding law suits against them and the company, which approximate, $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of September 30, 2002, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2002, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in
December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000 $2,000 was paid reducing the liability to $5,000. As of September 30, 2002, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2002, the Company has accrued the above liability.


IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2002, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of September 30, 2002, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2002, the Company has accrued the $68,437 for this liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc.$45,146; iShopper Internet Services, Inc. $13,247;
Totalnet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of September 30, 2002, the Company has accrued the above liability.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2002, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of September 30, 2002, the Company has accrued the above liability.


Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of September 30, 2002, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of September 30, 2002, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199, which is currently outstanding. As of September 30, 2002, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of September 30, 2002, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of September 30, 2002, the Company has accrued the above liability.

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a) 99.1, 99.2 - Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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


                                        EnSurge, Inc.

Date: December 20, 2002            /s/ Jeff A. Hanks
                                  --------------------
                                   Jeff A. Hanks
                                   Chief Financial Officer, Secretary, Director


                                  CERTIFICATION

I, Scott R. Hosking, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of EnSuge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002

/s/ Scott R. Hosking
_____________________________________
Scott R. Hosking

Chief Executive Officer

                                  CERTIFICATION

I, Jeff A. Hanks, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of EnSuge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  December 20, 2002

/s/ Jeff A. Hanks
_____________________________________
Jeff A. Hanks
Chief Financial Officer, Secretary, Director


                                                                    EXHIBIT 99.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of EnSurge, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I (We), Scott R. Hosking, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Scott R. Hosking
-----------------------
Scott R. Hosking
Chief Executive Officer
December 20, 2002



                                                                    EXHIBIT 99.2
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of EnSurge, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I (We), Jeff A. Hanks, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Jeff A. Hanks
------------------
Jeff A. Hanks
Chief Financial Officer, Secretary, Director
December 20, 2002

