Form 10KSB
period 2002-12-31
ENSURGE INC
filed 2003-05-21
CIK 789879

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
(Mark One)
[  X  ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002


[    ]           TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
   For the Transition Period from ____________ to ____________

                       Commission File Number 033-03275-D

                                  ____________

                                  EnSurge, Inc.
                 (Name of small business issuer in its charter)
         Nevada                                    87-0431533
    (State or other                                 (I.R.S.
    jurisdiction of                                 Employer
    incorporation or                             Identification
     organization)                                    No.)

   435 West Universal
         Circle                                      84070
       Sandy, UT                                   (Zip Code)
 (Address of Principal
   Executive Offices)

           Issuer's Telephone Number  (801) 601-2765

Securities Registered Pursuant to Section 12(b) of the Exchange
Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange
Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for its most recent fiscal year were $6,742.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 9, 2003 was approximately $100,000.

     The registrant had issued and outstanding 100,000,000 shares of its common stock on May 9, 2003.



                          EnSurge, INC.
                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2002

PART I
  ITEM 1.BUSINESS                                             1
  ITEM 2.PROPERTIES                                           3
  ITEM 3.LEGAL PROCEEDINGS                                    3
  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  6

PART II
  ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                 7
  ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION
          AND RESULTS OF OPERATIONS                           8
  ITEM 7.FINANCIAL STATEMENTS                                13
          REPORT OF INDEPENDENT ACCOUNTANTS                  14
          CONSOLIDATED BALANCE SHEETS                        15
          CONSOLIDATED STATEMENTS OF OPERATIONS              16
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT   17
          CONSOLIDATED STATEMENTS OF CASH FLOWS              18
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         20
  ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                32

PART III
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                             32
  ITEM 10. EXECUTIVE COMPENSATION                            32
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                  32
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    32
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                  33
  ITEM 14. CONTROLS AND PROCEDURES                           33
           SIGNATURES                                        34
           EXHIBIT INDEX                                     35
           SUBSIDIARIES OF THE REGISTRANT          Exhibit 22.1
           POWER OF ATTORNEY                       Exhibit 24.1
           SARBANES OXLEY CERTIFICATION            Exhibit 99.1
                             PART I

ITEM  1.  BUSINESS

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

     On January 31, 2000, the Company purchased Stinkyfeet.com,
Inc. for 7,500 shares of the Company's common stock and cash of $40,000. Entity was discontinued December 2002.

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

     On October 18, 2000, the Company changed its name from iShopper.com, Inc to EnSurge, Inc.

     On February 5, 2001, the Company created a new subsidiary named ZaiBon, Inc., which was discontinued December 2002.

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

     These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

     - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

     - our ability to raise sufficient capital to meet operating requirements,

     - various competitive factors that may prevent us from competing successfully in the marketplace, and

     - changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.


STRATEGY & MARKET OPPORTUNITY

      While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that will not reach their full potential.



PRODUCTS & SERVICES - CURRENT

     The   products  and  services  of  EnSurge's  wholly   owned
companies as of May 9, 2003 include NowSeven.com, Inc.


MARKETING SERVICES

       NowSeven.com,  Inc.  specializes  in  business-to-business database  lists  and  services that support direct  marketing  to
Technology  and  Internet  based  companies.   The  Company  owns
electronic databases and mailing lists.



EMPLOYEES

       As of May 9, 2003, EnSurge and its subsidiaries employed a total of 2 persons. None of our employees are associated with unions.


ENVIRONMENTAL STANDARDS

     The Company is not involved in any project that would effect the environment.


ITEM 2.   PROPERTIES

           Our corporate office is located at 435 West Universal Circle, Sandy, Utah 84070. This facility is leased on a month to month basis for $1,000. We believe that this property is suitable for our immediate needs. EnSurge and NowSeven are located and managed at the corporate facility.



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
                              HIGH            LOW
                            ------         ------
               2001
           -------------
           First Quarter    $0.725         $ 0.060

           SecondQuarter     0.070           0.030

           Third Quarter                     0.013

           Fourth Quarter                    0.003


               2002
           --------------
           First Quarter    $0.0045        $ 0.002

           Second Quarter     0.002         0.0011

           Third Quarter     0.0011         0.0009

           Fourth Quarter    0.0013         0.0001


Approximate Number of Equity Security Holders

     On May 9, 2003, there were 354 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.


Dividends

     We  do not presently pay dividends on our common stock.   We
intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.


ISSUANCE OF SECURITIES
   None


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

     These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

     - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

     - our ability to raise sufficient capital to meet operating requirements,

     - various competitive factors that may prevent us from competing successfully in the marketplace, and

     - changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.



Results of Operations

     The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 7 of this Report.

                                Year            Year
                               Ended           Ended
                              Dec. 31,        Dec. 31,
                                2002            2001
                             --------       -----------
  Revenue:                   $  6,742       $    64,860
                             --------       -----------
  Expenses (including
    selling, general
    and administrative)       609,163         4,682,612
                             --------       -----------
  Net loss                   $617,148       $10,857,930
                             ========       ===========



      During the fiscal year 2002 and through today's date the Company has discontinued operations of eight subsidiaries and sold two entities. The Company maintains one subsidiary and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

     Sales for the twelve months ended December 31, 2002 and 2001 were respectively, $6,742 and $64,860. The Company's principal source of revenue for 2002 was from marketing and database sales. NowSeven.com, Inc. is the only remaining company with sales and operations.

      Cost of sales for the twelve months ended December 31, 2002 and 2001 were, respectively, $0 and $23,000. These costs were mainly the labor costs to develop the web designs for the year
2001.

      General & Administrative expenses for the twelve months ended December 31, 2002 and 2001 were, respectively, $233,575 and $1,138,455. These costs were mainly to keep operations of the parent and other companies viable.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., iShopper Internet Services, Inc., Stinkyfeet, Inc., Uniq Studios, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., and Zaibon, Inc.


      EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $771,937.
Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through private placements of equity securities and current sales. We have been unprofitable since inception (1998) and we have incurred net losses in each year. The Company has no further stock authorized to do private placements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

We Have No Significant Operating History.

     As a company in the rapidly changing Technology and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

We Incurred Operating Losses for the Current Year

     At December 31, 2002, our accumulated deficit since inception was $22,111,865082,754. For the twelve months ended December 31, 2002, we incurred a net loss of $617,148588,037. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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

 Quarterly Operating Results May Fluctuate.

     Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

     - our ability to attract new customers at a steady rate and maintain customer satisfaction,

     - the demand for the products and services we intend to market,

     - the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

     - the introduction of new or enhanced services by us or our competitors, and

     - economic conditions specific to the Technology, internet, e-commerce or all or a portion of the technology market.

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

     We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     - the timing and market acceptance of our business model,

     - our competitors' ability to gain market control,

     - the success of our marketing efforts,

     - acquisitions of companies with new internet models or technology,

     - refocusing companies to internet based models,

     - using current relations to extend all business sales and marketing

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

The Volatility of Our Securities Prices May Increase.

     The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

     - quarter to quarter variations in operating results,

     - adverse news announcements,

     - market   conditions  in  the  Internet-based  professional
       services, business, and business-to-business e-commerce.

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

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock.

     We  currently  have 3,426,800 outstanding options.   If  you
don't have any further shares authorized, then you can't issue stock for these options - reconcile this. The exercise of all of the outstanding options would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options will likely exercise the options when we probably could obtain any needed capital on terms more favorable than those provided by these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Our  Failure to Manage Future Growth Could Adversely  Impact  Our
Business Due to the Strain on Our Management, Financial and Other
Resources.

     Because our business is in an early development stage (avoid using `development stage' - development stage companies require from inception accounting and slightly different disclosures; you don't want to suggest to the SEC that you are a development stage company, because it will complicate your financial statements;), oOur ultimate success depends on our ability to manage growth. In the future, we may have to increase staff rapidly and integrate new personnel into our operations without affecting productivity. We will have to ensure that our administrative systems and procedures are adequate to handle such growth. It is unclear whether our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit our business plan. If our systems, procedures or controls are inadequate, our operations and financial condition may suffer.

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


PART II

ITEM 7.  FINANCIAL STATEMENTS

      The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this
Report:


                          EnSURGE, INC.

                  INDEX TO FINANCIAL STATEMENTS

                                                           Page
                                                           ----
  Report of Independent Certified Public Accountants        14

  Consolidated Statement of Assets, Liabilities and
    Stockholders' Deficit - Liquidation Basis as of
    December 31, 2002 and Consolidated Balance Sheets -
    as of December 31, 20012 and 2001                        15

  Consolidated Statement of Revenue and Expenses -
    Liquidation Basis for the Year Ended December 31, 2002
    and Consolidated Statements of Operations and
    Comprehensive Loss for the Years Ended December 31,
    2002 and 2001                                            16

  Consolidated Statements of Stockholders'' Equity (Deficit)
    for the Years Ended December 31, 2001 and 2002
    Consolidated Statement of Stockholders' Deficit -
    Liquidation Basis for the Year Ended December 31, 2002   17

  Consolidated Statement of Cash Flows - Liquidation Basis
    for the Year Ended December 31, 2002 and Consolidated Statements of Cash Flows for the Years Ended December
    31, 2002 and 2001                                        18

  Notes to Consolidated Financial Statements                 20


HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com




           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
   EnSurge, Inc.

We have audited the accompanying consolidated statement of assets, liabilities, and stockholders' deficit-liquidation basis consolidated balance sheets of EnSurge, Inc., a Nevada corporation, and subsidiaries (the Company) as of December 31, 2002 and 200102, and the related consolidated statements of revenues and expenses-liquidation basis, stockholders' deficit-liquidation basis, and cash flows-liquidation basis for the year then ended. In addition, we have audited the accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, EnSurge, Inc. and its subsidiaries began liquidation on January 1, 2002. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders' deficit-liquidation basis financial position of EnSurge, Inc. and subsidiaries as of
December 31, 2002, 2 and 2001 and the their revenues and expenses-liquidation basis and their cash flows-liquidation basis for the year then ended, their consolidated financial position as of December 31, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and at December 31, 2002, had negative working capital. In addition, the Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
May 16, 2003

                          ENSURGE, INC.
 CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND STOCKHOLDERS'
     DEFICIT - LIQUIDATION BASIS AS OF DECEMBER 31, 2002 AND
       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

                                                     2002          2001
----------------------------------------------------------------------------

                                     ASSETS
Current Assets
 Cash                                           $        247    $      7,300
 Investment in securities available for sale               -         487,999
 Other current assets                                      -          28,377
----------------------------------------------------------------------------

  Total Current Assets                                   247         523,676

Property and equipment (net of $0 and $4,181 of
  accumulated depreciation, respectively)                  -          14,297
----------------------------------------------------------------------------


Total Assets                                    $        247    $    537,973
============================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
 Trade accounts payable                         $  1,532,433    $  1,789,827
 Accrued liabilities                               1,883,527       1,555,875
 Notes payable                                     2,415,877       2,419,253
----------------------------------------------------------------------------

  Total Current Liabilities                        5,831,837       5,764,955
----------------------------------------------------------------------------

Stockholders' Deficit
 Common stock - $0.001 par value; 100,000,000
 shares authorized; 100,000,000 and 87,459,814
 shares outstanding, respectively                    100,000          87,460
 Additional paid-in-capital                       16,180,275      16,180,275
 Accumulated deficit                             (22,111,865)    (21,494,717)
----------------------------------------------------------------------------

Total Stockholders' Deficit                       (5,831,590)     (5,226,982)
----------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit     $        247    $    537,973
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                  ENSURGE, INC.
 CONSOLIDATED STATEMENT OF REVENUE AND EXPENSES - LIQUIDATION BASIS FOR THE
                       YEARS ENDED DECEMBER 31, 2002 AND
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                      2002             2001
----------------------------------------------------------------------------

Sales                                           $      6,742    $     64,860
Cost of Sales                                              -          23,000
----------------------------------------------------------------------------

Gross Profit                                           6,742          41,860
----------------------------------------------------------------------------

Expenses
 General and administrative                          233,575       1,138,455
   Interest expense                                  180,183         168,443
   Loss from sale of assets                                -           6,056

 Gain on forgiveness of liability                   (199,595)              -
   Impairment of securities available for sale       395,000       3,369,658
----------------------------------------------------------------------------

  Total Expenses                                     609,163       4,682,612
----------------------------------------------------------------------------

Loss From Continuing Operations                     (602,420)     (4,640,752)
----------------------------------------------------------------------------

Loss From Discontinued Operations                    (14,727)     (6,217,178)
----------------------------------------------------------------------------

Net Loss                                        $   (617,148)   $(10,857,930)
============================================================================

Basic and Diluted Loss Per Common Share
 Continuing operations                          $      (0.01)   $      (0.06)
 Discontinued operations                               (0.00)          (0.08)
----------------------------------------------------------------------------
 Net loss                                       $      (0.01)   $      (0.15)


Basic and Diluted Weighted Average Common Shares
 Outstanding                                       96,726,776     73,623,634
 ===========================================================================

Comprehensive Loss
 Net loss                                       $    (617,148)  $(10,857,930)
 Change in unrealized holding gains on investment
  in securities available for sale                          -        (20,640)
----------------------------------------------------------------------------

 Comprehensive Loss                             $    (617,148)  $(10,878,570)
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                  ENSURGE, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEAR ENDED DECEMBER 31, 2001 ANDCONSOLIDATED
     STATEMENT OF STOCKHOLDERS' DEFICIT - LIQUIDATION BASIS FOR THE YEAR ENDED
                                DECEMBER 31, 2002

                                                                               Unrealized                        Total
                                   Common Stock     Additional     Unearned     Gain on                       Stockholders'
                              --------------------    Paid-In       Compen-   Investment In    Accumulated       Equity
                                  Shares    Amount    Capital        sation   Securitites        Deficit        (Deficit)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000   64,760,400   $64,760  $14,486,537     $(57,075)     $20,640     $(10,636,787)   $ 3,878,075

Issuance of common stock for
  cash                         6,385,000     6,385        5,747            -            -                -         12,132
Issuance of common stock
 for services                 13,226,095    13,227      719,832            -            -                -        733,059
Issuance of common stock upon
 conversion of notes payable
 and accrued interest          2,440,325     2,440      932,387            -            -                -        934,827
Issuance of common stock for
 investment in marketable
 securities                      647,994       648       25,272            -            -                -         25,920
Options issued for services            -         -       10,500            -            -                -         10,500
Amortization of unearned
 compensation                          -         -            -       57,075            -                -         57,075
Unrealized gain on investment
   in securities                       -         -            -            -      (20,640)               -        (20,640)
Net loss                               -         -            -            -            -      (10,857,930)   (10,857,930)
-------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 2001   87,459,814   $87,460  $16,180,275     $      -   $    -         $(21,494,717)   $(5,226,982)
Issuance of common stock for
   payment of note payable    10,375,586    10,375            -            -        -                    -         10,375
Issuance of common stock for
 services                      2,164,600     2,165            -            -        -                    -          2,165
Net loss                               -         -            -            -        -             (617,148)      (617,148)
-------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 2002  100,000,000  $100,000  $16,180,275     $      -   $     -        $(22,111,865)   $(5,831,590)
=========================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                  ENSURGE, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS - LIQUIDATION BASIS
  FOR THE YEAR ENDED DECEMBER 31, 2002 AND CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001


                                                            2002          2001
------------------------------------------------------------------------------------

Cash Flows From Operating Activities
 Net loss                                               $(617,148)      $(10,857,930)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of goodwill                                    -            661,644
    Amortization of software costs                              -            450,000
    Amortization of unearned compensation                       -             57,075
    Depreciation                                            4,293             26,055
    Impairment of goodwill and software costs                   -          5,117,531
    Loss on disposal of equipment                               -             47,573
    Expenses settled with notes payable                         -            (20,300)
    Services and expenses paid with common stock            2,165            733,059
    Options issued for services                                 -             10,500
    Interest paid with common stock                             -             28,192
    Forgiveness of liability                             (199,595)                 -
    Impairment loss on marketable securities              395,000          3,369,658
    Impairment loss on property and equipment              10,004                  -
    Changes in assets and liabilities, net of effects
        Accounts receivable                                     -                500
        Other current assets                               28,377                536
        Merchant financing deposit                              -              3,841
        Trade accounts payable                             42,199            (31,411)
        Accrued liabilities                               327,652            352,781
------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (7,053)           (50,696)
------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Capital expenditures                                           -             (6,777)
------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                           -             (6,777)
------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Principal payments on notes payable and purchase
   obligations                                                  -             (4,646)
 Proceeds from borrowing under notes payable                    -             57,000
 Proceeds from issuance of common stock                         -             12,132
------------------------------------------------------------------------------------

   Net Cash Provided by Financing Activities                    -             64,486
------------------------------------------------------------------------------------
Increase in Cash                                           (7,053)             7,013

Cash and Cash Equivalents at Beginning of Year              7,300                287
------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                $     247       $      7,300
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                  ENSURGE, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS - LIQUIDATION BASIS
  FOR THE YEAR ENDED DECEMBER 31, 2002 AND CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001


                                                                          2002        2001
------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing and Financing Activities:

  Notes payable and accrued interest converted into common stock        10,375     934,827
  Accounts payable and accrued liabilities
    converted into notes payable                                         6,999     547,206
  Bank overdraft converted to accounts payable                               -      35,675
  Related party note payable assumed by discontinued entity to
    be disposed of                                                           -      25,000
  Investment securities received for sale of wholly-owned subsidiary         -   3,862,538
   Exchange  of  receivable  for investment  in  marketable  securities      -      60,000
   Assets  acquired by assumption of discontinued entity's  liability        -      44,916
  Exchange of property and equipment for other current assets                -      37,777
  Issuance of common stock for investment securities                         -      25,920
  Marketable securities exchanged for assets                                 -     152,001
    Marketable  securities  exchanged  for  settlement  of  liability   93,000           -




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

On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2003, the Company began liquidation of its assets and changed its basis of accounting from the going concern basis to a liquidation basis.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Outbound Enterprises, Inc., iShopper Internet Services, Inc., TotaliNet.net, Inc., Uniq Studio's, Inc., StinkyFeet.com, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Zaibon, Inc., and KT Solutions, Inc. have been reported as discontinued operations for all periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition and Liquidation Basis of Presentation - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a capital deficiency of $5,831,590 and a working capital deficiency of $5,831,590 at December 31, 2002. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $5,831,837 at December 31, 2002 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. On January 1, 2002, the Company began liquidating its assets. As a result, the Company changed its basis of accounting for periods subsequent to December 31, 2001 from the going-concern basis to a liquidation basis.

Fair Value of Financial Instruments - The amounts reported as investment in securities available for sale, trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Investment in Securities - Investments in equity securities are classified as available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity except for declines


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



in market value that are other than temporary, which are included in operations. Realized gains and losses on sales of securities are included in operations with the cost of securities sold determined on a specific cost basis.

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives ranging from three to seven years, using the straight-line method. Expenditures for repairs and maintenance are charged directly to expense. Renewals and betterments are capitalized.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. The Company recognized an impairment loss of $10,004 from property and equipment during the year ended December 31, 2002. Impairment losses for 2002 and 2001 were also included in loss on discontinued operations discussed in Note 2.

Sales Recognition - Sales consist primarily of providing database services to customers. Revenue from the services and the sale of database information is recognized upon completion and delivery of the services and acceptance by the customer.

Stock-Based Compensation - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

If the compensation cost for the Company's options granted to employees had been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                      December 31,
                                              ---------------------------
                                                  2002           2001
-------------------------------------------------------------------------
     Net loss:
       As reported                            $ (617,148)  $ (10,857,930)
       Add: Stock-based employee
         compensation included in reported
         net loss                                      -          57,075
       Less: Total stock-based compensation
         Expense determined under fair value
         based method                                  -        (126,825)
-------------------------------------------------------------------------
       Pro forma                                (617,148)    (10,927,680)

     Basic and diluted loss per share:
       Pro forma                              $    (0.01)  $       (0.15)


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 3,426,800 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at December 31, 2002 and 2001.

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

Reclassification - The accompanying financial statements have been reclassified to present the operations of Stinky Feet as discontinued for the year ended December 31, 2001, due to its ceasing operations in November 2001. Net loss of Stinky Feet for the year ended December 31, 2001 was $51,121 and is included in the loss from discontinued operations in the accompanying statement of operations. Stinky Feet had no sales for the year ended December 31, 2001.

Adoption of SFAS No. 142 - The Company adopted the provisions of SFAS No. 142 in its entirety on January 1, 2002. Under the new standard, goodwill is no longer amortized, but is subject to annual impairment tests. The Company's remaining goodwill and intangible assets were fully impaired during 2001. Accordingly, there was no impairment of goodwill or intangible assets upon adoption of SFAS No. 142.

Goodwill amortization expense was $0 and $661,644 during the year ended December 31, 2002 and 2001, respectively. The effects on net loss and basic and diluted loss per share of excluding such goodwill amortization is as follows:

                                                 For the Years Ended
                                                      December 31,
                                              ---------------------------
                                                  2002           2001
-------------------------------------------------------------------------
Net loss, as reported                         $ (617,148)  $ (10,857,930)
Add back goodwill amortization                         -         661,644
-------------------------------------------------------------------------
   Net loss, excluding goodwill amortization  $ (617,148)  $ (10,196,286)
=========================================================================


Basic and diluted loss per
share:
   Net loss, as reported                      $    (0.01)  $       (0.15)
   Net loss, excluding goodwill amortization  $    (0.01)  $       (0.14)


Recently Enacted Accounting Standards - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




New in April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." The Company adopted this standard during the year ended December 31, 2002, with no effect on its financial statements.

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

In January 2001, the Company entered into an agreement to sell the assets of iShopper Internet Services to Digital Commerce Bank, Inc. ("DCI"), in return for 500,000 shares of DCI. The 500,000 shares were valued at $13,377, or $0.03 per share.

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

StinkyFeet.com, Inc. and Uniq Studios, Inc. - During November 2001, the Company ceased the operations of Uniq and StinkyFeet.com. Operating results of Uniq and StinkyFeet for the twelve months ended December 31, 2001 were a loss of


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



$6,166,057 and was included in the loss from discontinued operations in the accompanying statements of operations. This loss includes the amortization of software to be sold and marketed of $450,000, amortization of goodwill of $661,644, impairment of software to be sold and market of $2,100,000 and impairment of goodwill of $2,865,530. Net sales by Uniq for the twelve months ended December 31, 2001 were $79,673.

NOTE 3 - INVESTMENT IN SECURITIES

iBonZai.com, Inc. - During the year ended December 31, 2000, the Company entered into and completed a contract to provide services to iBonZai.com, Inc. As payment for services performed, the Company received 100,000 shares of iBonZai.com, Inc. stock. On the date of settlement, the shares had a market value of $531,200 or $5.31 per share. On December 31, 2000, the shares had a market value of $94,000 or $0.94 per share. By April 6, 2001, the stock had a market value of $31,200 or $0.31 per share. Management considered the loss to be other than temporary. As a result, the investment in iBonZai.com, Inc. was written down to the April 6, 2001 value and a loss of $500,000 was recognized at December 31, 2000. As of December 2001, the stock had no market value and the remaining $31,200 was written down and was recognized as an other-than-temporary loss.

On April 11, 2001 the Company converted a $60,000 note receivable from iBonzai, Inc. into 273,093 shares of iBonzai, Inc. common stock valued at $0.22 per share. As of December 2002 the stock had no market value and the remaining $60,000 was written down and was recognized as an other than temporary loss.

On July 15, 2001, the Company issued 647,994 shares, valued at $0.04 per share, in return for 107,998 shares of iBonzai, Inc. common stock. As of December 2002 the stock had no market value and the remaining value was written down and was recognized as a loss.

Travel Dynamics - During the year ended December 31, 2000, as part of a sales agreement, the Company received 60,000 restricted shares of Travel Dynamics, Inc. common stock valued at $0.50 per share as partial payment for services rendered. On the date of settlement, free trading shares of Travel Dynamics, Inc. had a market value of $1.00 per share. The restricted shares received by the Company were valued at $30,000, or $0.50 per share, due to their restricted nature. At December 31, 2000, the shares had an undiscounted market value of $0.84 per share, resulting in an unrealized gain of $20,640. As of December 2001 the stock had no market value and the remaining $30,000 was written down and was recognized as an other-than-temporary loss.

Knowledge Transfer Systems, Inc. - On April 25, 2001, the Company consummated a Stock Exchange Agreement with Knowledge Transfer Systems, Inc., whereby all of the issued and outstanding common stock of KT Solutions, Inc., was transferred to Knowledge Transfer Systems, Inc. in exchange for 8,000,000 shares of Knowledge Transfer Systems, Inc. common stock. The 8,000,000 shares were recorded as an investment in marketable securities in the amount of $3,862,538 or $0.48 per share, which was their estimated fair value on the date the transaction when consummated.

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


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

As of December 31, 2002, the Company recorded losses for other-than-temporary declines in the market value of its investment in securities available for sale totaling $395,000 and resulting in the carrying value of all securities being written down to zero.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                  2002          2001
-------------------------------------------------------------------------

     Furniture and fixtures                   $      -       $   14,000
     Computer equipment                              -            4,478
-------------------------------------------------------------------------
     Total Property and Equipment                    -           18,478
     Less: Accumulated depreciation                  -           (4,181)
-------------------------------------------------------------------------
     Net Property and Equipment               $      -       $   14,297
=========================================================================


Depreciation expense for the year ended December 31, 2002 and 2001 was $4,293 and $26,055, respectively. At December 31, 2002, the Company recognized an impairment loss of $10,004 to adjust its property and equipment to its liquidation value of $ -.

NOTE 5 - NOTES PAYABLE

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

The Company has ceased to accrue interest on a note payable to a bank, in default, secured by the assets of Atlantic Technologies International, Inc. in the amount of $184,159, as well as a 12% note payable, due on demand and unsecured, due to an officer of Uniq in the amount of $80,622.



                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of notes payable is as follows:


                                                                   December 31,
                                                            --------------------------
                                                                2002         2001
--------------------------------------------------------------------------------------
6.06% Notes payable, due November 1997, in default,
   secured  by mining claims held previously by Sunwalker   $   126,000   $   126,000

Note payable to a bank, in default, secured by assets of
  Atlantic Technologies International, Inc.                     184,159       184,159

8% Notes payable, due on demand, unsecured                    1,716,931     1,720,307

12% Note payable, due on demand, unsecured                       80,622        80,622

13% Note payable, due on demand, unsecured                      285,811       285,811

18% Note payable, due on demand, unsecured                       18,000        18,000

Non-interest bearing obligations incurred in connection
 with acquisition of businesses, due on demand, unsecured         4,354         4,354
--------------------------------------------------------------------------------------

  Total Notes Payable                                       $ 2,415,877   $ 2,419,253
======================================================================================



NOTE 6 - COMMON STOCK ISSUANCES

Stock Split - On February 15, 2001, the Company effected a 5-for-1 stock split of its outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock Issued for Cash - In December 2001, the Company issued 6,385,000 shares of common stock for cash proceeds of $12,132 or approximately $0.002 per share.

Common Stock Issued for Services - In February 2001, the Company issued 2,604,550 shares of common stock for services valued at $1,075,235 or $0.41 per share. In December of 2001, 2,048,455 of these shares were returned to the Company. This cancellation of these shares resulted in an adjustment of $850,176 to the financial statements in the fourth quarter of 2001.

In June 2001, the Company issued 120,000 shares of common stock for services valued at $6,000 or $0.05 per share. In July 2001, the Company issued 12,550,000 shares of common stock for services valued at $502,000 or $0.04 per share.

In December 2002, the Company issued 2,164,600 shares for services valued at $2,165 or $0.001 per share.

Common Stock Issued for Marketable Securities - In July 2001, the Company issued 647,994 shares of common stock valued at $25,920 to iBonZai, Inc. for 107,998 shares of iBonZai, Inc. common stock.

Common Stock Issued for Conversion of Notes Payable - During the year ended December 31, 2001, the Company converted $934,827 of liabilities into common stock. This amount consisted of $896,636 of liabilities assumed from KT Solutions, Inc. prior to its sale, and $38,191 of other notes payable and related accrued interest. The notes were converted into 2,440,325 shares of common stock.

On February 8, 2002, the Company issued 10,375,586 shares of common stock in exchange for the forgiveness of $10,375 of a note payable. In December 2002, the Company issued 2,164,600 shares for services, as mentioned above. The issuance of these shares resulted in the Company having 100,000,000 shares outstanding, which is the maximum authorized shares of the Company. As a result, option holders cannot exercise their options until the shareholders approve an amendment to the Company's articles of incorporation.


                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - STOCK OPTIONS

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

Outstanding Stock Options - A summary of stock option activity for the years ending December 31, 2002 and 2001 is as follows:
                                                                      Weighted
                                                                      Average
                                                       Exercise       Exercise
                                         Options         Price          Price
--------------------------------------------------------------------------------
      Balance, December 31, 2000        1,253,000    $0.10 - 7.60       $6.08
      Granted                           2,675,000         0.03           0.03
      Forfeited                          (501,200)    0.10 - 7.60        7.58
                                        ---------
      Balance, December 31, 2001        3,426,800     0.03 - 7.60        0.63
                                        =========
      Exercisable, December 31, 2001    3,426,800     0.03 - 7.60        0.63
                                        =========
      Balance, December 31, 2002        3,426,800     0.03 - 7.60        0.63
                                        =========
      Exercisable, December 31, 2002    3,426,800     0.03 - 7.60        0.63
                                        =========

A summary of stock options outstanding and exercisable as of December 31, 2002 follows:


                                Options Outstanding                 Options Exercisable
                  ---------------------------------------------   -----------------------
                                                                               Weighted-
     Range of       Number     Weighted-Average                     Number      Average
     Exercise     Outstanding     Remaining    Weighted-Average   Exercisable   Exercise
      Prices      At 12/31/02  Contractual Life  Exercise Price   At 12/31/02    Price
-----------------------------------------------------------------------------------------
  $0.03 - $0.10    2,726,800      3.3 years         $  0.03        2,726,800     $ 0.03
       1.75          400,000      1.9 years            1.75          400,000       1.75
       4.00          250,000      2.3 years            4.00          250,000       4.00
       7.60           50,000      2.3 years            7.60           50,000       7.60
                  ----------                                      ----------
   0.03 -  7.60    3,426,800                                       3,426,800
                  ==========                                      ==========



                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8 - PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $6,593,000 at December 31, 2002. The operating loss carry forwards expire from 2019 through 2022. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2002 and 2001:

                                                        2002           2001
------------------------------------------------------------------------------
  Deferred Tax Assets
     Operating loss carry forwards                  $ 2,459,282   $ 3,063,678
     Unrealized loss on investment in securities
      available for sale                              1,556,028     1,443,382
     Accrued liabilities                                645,232       580,341
------------------------------------------------------------------------------
     Total Deferred Tax Assets                        4,660,542     5,087,401
------------------------------------------------------------------------------
  Valuation Allowance                                (4,660,542)   (5,087,401)
------------------------------------------------------------------------------
  Net Deferred Tax Asset                            $         -   $         -
==============================================================================


The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

                                                        2002           2001
------------------------------------------------------------------------------

     Benefit at statutory rate (34%)                   $204,087   $ 1,595,237
     Change in valuation allowance                     (223,895)   (1,750,069)
     State tax benefit, net of federal tax effect        19,808       154,832
------------------------------------------------------------------------------
     Net Benefit (Expense) From Income Taxes         $        -   $         -
==============================================================================


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Company  as  Guarantor  - In October 2000, the Company, KT  Solutions,  Theodore
Belden and James Corcoran entered into an agreement to settle the Royalty payable to Belden and Corcoran as recorded on KT Solutions books. The Companies agreed to pay Belden $237,603 and Corcoran $450,720 for past and future Royalty liabilities. As part of the agreement, the Company issued 88,458 shares of common stock to Belden and Corcoran. The shares were valued at $353,832 or $4.00 per share. The Company is acting as guarantor of the notes payable to Belden and Corcoran totaling $688,323.

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of December 31, 2002, the Company has accrued the above liability.



                            ENSURGE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2002, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in
December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of December 31, 2002, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2002, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2002, the Company was in default on the leases. As of December 31, 2002, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2002, the Company has accrued the above liability.

Pacific  Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net,  Inc.  and
Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a



                           ENSURGE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2002, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247;
TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2002, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of December 31, 2002, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of December 31, 2002, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of December 31, 2002, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of December 31, 2002, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. As of December 31, 2002, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of




                           ENSURGE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




$16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of December 31, 2002, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of December 31, 2002, the Company has recorded this liability on its balance sheet.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     The following sets forth certain information regarding our executive officers as of May 11, 2001:

        Name               Age                 Position
-------------------------------------------------------------------------

  Scott R. Hosking          42      Chief Executive Officer and President

    Jeff A. Hanks           37      Chief Financial Officer,
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

IEM 10.   EXECUTIVE COMPENSATION

     Scott R. Hosking served as CEO of EnSurge, Inc. during the last completed fiscal year and was not compensated during that time period. No other officer of the company was compensated in excess of $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     21.1 Subsidiaries of EnSurge, Inc.
     24.1 Powers of Attorney for Messrs. Denney, Hosking, and Hanks.
     (b). Reports on Form 8-K:


ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.


      (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EnSurge, Inc.



May 20, 2003                   By:  /s/ Jeff A. Hanks
                                   --------------------
                                   JEFF A. HANKS, CHIEF FINANCIAL
                                   OFFICER, SECRETARY, DIRECTOR


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/  Scott R. Hosking
-----------------------         President and Chief Executive
SCOTT R. HOSKING                Officer



 /s/  Jeff A. Hanks
-----------------------         Chief Financial Officer,
JEFF A. HANKS                   Secretary and Director


                   CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Scott R. Hosking, Chief Executive Officer of EnSurge, Inc., certify that:

 1. I have reviewed this Annual Report on Form 10-KSB of EnSurge, Inc. (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                  /s/ Scott R. Hosking
                                    -----------------------------
                                    Scott R. Hosking
                                    Chief Executive Officer
                                    (Principal Executive Officer)



               CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jeff A. Hanks, Chief Financial Officer of EnSurge, Inc., certify that:

 1.   I have reviewed this Annual Report on Form 10-K of EnSurge,
   Inc. (the "Registrant");

  2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                   /s/Jeff A. Hanks
                                     ------------------------
                                     Jeff A. Hanks
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)


                           EXHIBIT INDEX

     21.1   Subsidiaries of EnSurge, Inc.
     24.1   Powers of Attorney for Messrs. Hosking and Hanks.
     99.1   CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002




*  Previously filed and incorporated herein by reference.




