Form 10QSB
period 2003-03-31
ENSURGE INC
filed 2003-07-22
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003


[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934


                       Commission File Number: 033-03275-D


                                  EnSurge, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


                    Nevada                            87-0431533
                    ------                            ----------
        (State or other jurisdiction       (IRS Employer Identification No.)
         of incorporation or organization)


                           2089 East Fort Union Blvd.
                            Salt Lake City, UT  84121
                           --------------------------
                    (Address of principal executive offices)

                                 (801) 673-2953
                                 --------------
                           (Issuer's telephone number)

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

                          Yes X         No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of June 9, 2003.

                                  EnSurge, Inc.
                                   FORM 10-QSB



                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                         Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
   March 31, 2003 and December 31, 2002                                    3

  Condensed Consolidated Statements of Operations (Unaudited)
   for the Three Months Ended March 31, 2003 and 2002                      4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
   for the Three Months Ended March 31, 2003 and 2002                      5

  Notes to Condensed Consolidated Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               11

Item 3. Controls and Procedures                                           12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 12

Item 4. Submission of matters to a vote of Security Holders               14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signature                                                                 15

PART I -  FINANCIAL INFORMATION

Item 1.                                              Financial Statements

                                  enSurge, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,    December 31,
                                                       2003          2002
                                                    -----------   -----------
                                     ASSETS

Current Assets
  Cash                                              $       735   $       247
                                                    -----------   -----------
     Total Current Assets                                   735           247
                                                    -----------   -----------

Total Assets                                        $       735   $       247
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                            $ 1,532,433   $ 1,532,433
  Accrued liabilities                                 1,941,063     1,883,527
  Notes payable                                       2,415,877     2,415,877
                                                    -----------   -----------
     Total Current Liabilities                        5,889,373     5,831,837
                                                    -----------   -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 100,000,000 and 100,000,000
   shares issued and outstanding, respectively          100,000       100,000
  Additional paid-in-capital                         16,180,275    16,180,275
  Accumulated deficit                               (22,168,913)  (22,111,865)
                                                    -----------   -----------
Total Stockholders' Deficit                          (5,888,638)   (5,831,590)
                                                    -----------   -----------

Total Liabilities and Stockholders' Deficit         $       735   $       247
                                                    ===========   ===========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three Months
                                                         Ended March 31,
                                                    -------------------------
                                                       2003          2002
                                                    -----------   -----------

Sales                                               $     1,226   $       634

Cost of Sales                                               -             -
                                                    -----------   -----------

Gross Profit                                              1,226           634
                                                    -----------   -----------

Expenses
  General and administrative                             12,738        42,559
  Impairment of securities available for sale               -         243,999
  Interest expense                                       45,536        42,120
                                                    -----------   -----------
  Total Expenses                                         58,274       328,678
                                                    -----------   -----------


Net Loss                                            $   (57,048)  $  (328,044)
                                                    ===========   ===========
Basic and Diluted Loss per Share                    $     (0.00)  $     (0.00)
                                                    ===========   ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation               100,000,000    91,955,901
                                                    ===========   ===========



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EnSurge, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                         2003         2002
                                                     -----------   -----------

Cash Flows From Operating Activities
 Net loss                                            $   (57,048)  $  (328,044)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation                                                -         1,073
   Impairment loss on securities available for sale            -       243,999
   Changes in operating assets and liabilities:
    Trade accounts payable                                     -          (511)
    Accrued liabilities                                   57,536        74,020
    Other                                                      -         3,000
                                                     -----------   -----------
 Net Cash Provided by (Used in) Operating Activities         488        (6,463)
                                                     -----------   -----------

Net Increase (Decrease) in Cash                              488        (6,463)

Cash at Beginning of Period                                  247         7,300
                                                     -----------   -----------

Cash at End of Period                                $       735   $       837
                                                     ===========   ===========



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ENSURGE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of EnSurge Inc. and subsidiaries (collectively, the "Company" or "EnSurge") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company recommends that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2002 Annual Report on Form 10-KSB.

Business Condition and Liquidation Basis of Presentation - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a capital deficiency of $5,888,638 and a working capital deficiency of $5,888,638 at March 31, 2003. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $5,889,373 at March 31, 2003 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. On January 1, 2002, the Company began liquidating its assets. As a result, the accompanying financial statements have been presented on the liquidation basis of accounting.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 3,426,800 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at March 31, 2003 and 2002.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Company as Guarantor - In October 2000, the Company, KT Solutions, Theodore Belden and James Corcoran entered into an agreement to settle a royalty payable to Messrs Belden and Corcoran. The Companies agreed to pay Mr. Belden $237,603 and Mr. Corcoran $450,720 for past and future royalty liabilities. As part of the agreement, the Company issued 88,458 shares of common stock to Messrs Belden and Corcoran. The shares were valued at $353,832 or $4.00 per share. The Company also is a guarantor of a notes payable by KT Solutions to Messrs Belden and Corcoran totaling $688,323.

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company has accrued the related liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. The Company has accrued the related liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in
December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. The Company has accrued the related liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at 8.052% per annum. The Company has accrued the related liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking payment for leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting IOS Capital to retrieve both items of equipment. The Company is in default on the leases and has accrued the related liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001 in the amount of $85,096, including interest costs and attorneys fees. The Company has accrued the related liability.

Pacific  Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net,  Inc.  and
Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The Company has accrued the related liability.

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


Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. The Company has accrued the related liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. The Company has accrued the related liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments from May 25, 2001. The Company has accrued the related liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. The Company has accrued the related liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. The Company has accrued the related liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. The Company has accrued the remaining liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $683 starting on October 10, 2000. The Company has accrued the related liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. were turned over to the bank. The Company has recorded the remaining unpaid liability.


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

   During the fiscal year 2000 and through today's date the Company has discontinued operations of seven subsidiaries, Outbound Enterprises, Inc., iShopper Internet Services, Inc., Stinkyfeet.com, Inc., Uniq Studios, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., ISSI, ZaiBon, Inc. and sold one entity, KT Solutions, Inc. The Company maintains one subsidiary, NowSeven.com, Inc. and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from the subsidiary which has not been discontinued.

Results of Operations

   Sales for the three months ended March 31, 2003 and 2002 were respectively, $1,226 and $634. The Company's principal source of revenue for the three months ended, were from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

     General & Administrative expenses for the three months ended March 31, 2003 and 2002 were, respectively, $12,738 and $42,559. These costs were mainly to keep operations of NowSeven.com, Inc. viable.

     The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio's, Inc., and iShopper Internet Solutions, Inc.

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

      The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a capital deficiency of $5,888,638 and a working capital deficiency of $5,888,638 at March 31, 2003. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $5,889,373 at March 31, 2003 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. On January 1, 2002, the Company began liquidating its assets. As a result, the Company changed its basis of accounting for periods subsequent to December 31, 2001 from the going-concern basis to a liquidation basis.



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


  (b)  None


OTHER ITEMS

  There were no other items to be reported under Part II of this report.






                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   enSurge, Inc.

Date: July 22, 2003                /s/ Jeff A. Hanks
                                   -----------------
                                   Jeff A. Hanks
                                   Chief Financial Officer, Secretary, Director




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


Date:  July 22, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 22, 2003

/s/ Jeff A. Hanks
_____________________________________
Jeff A. Hanks

Chief Financial Officer, Secretary, Director