Form 10QSB
period 2003-06-30
ENSURGE INC
filed 2003-09-22
CIK 789879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003


[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934


                       Commission File Number: 033-03275-D


                                  EnSurge, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                   87-0431533
              ------                                  -----------
   (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)


                            2089 East Fort Union Blvd
                            Salt Lake City, UT  84121
                            -------------------------
                    (Address of principal executive offices)

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

                          Yes X         No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of September 19, 2003.

                                  EnSurge, Inc.
                                   FORM 10-QSB



                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                        Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2003
   and December 31, 2002                                                 3

  Condensed Consolidated Statements of Operations (Unaudited) for the
   Three and Six Months Ended June 30, 2003 and 2002                     4

  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Six Months Ended June 30, 2003 and 2002                              5

  Notes to Condensed Consolidated Financial Statements (Unaudited)       6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 4. Submission of matters to a vote of Security Holders             15

Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                              15




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         ENSURGE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30,     December 31,
                                                               2003           2002
                                                            -----------    -----------
                                     ASSETS

Current Assets
  Cash                                                      $       351    $       247
                                                            -----------    -----------
       Total Current Assets                                         351            247
                                                            -----------    -----------

Total Assets                                                $       351    $       247
                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                                    $ 1,536,304    $ 1,532,433
  Accrued liabilities                                         1,996,526      1,883,527
  Notes payable                                               2,422,461      2,415,877
                                                            -----------    -----------
     Total Current Liabilities                                5,955,291      5,831,837
                                                            -----------    -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
    shares authorized; 100,000,000 and 100,000,000
    shares issued and outstanding, respectively                 100,000        100,000
  Additional paid-in-capital                                 16,180,275     16,180,275
  Accumulated deficit                                       (22,235,215)   (21,111,835)
                                                            -----------    -----------
Total Stockholders' Deficit                                  (5,954,940)    (5,831,590)
                                                            -----------    -----------

Total Liabilities and Stockholders' Deficit                 $       351    $       247
                                                            ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                         ENSURGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months      For the Six Months
                                                        Ended June 30,           Ended June 30,
                                                   ----------------------   ------------------------
                                                     2003          2002        2003          2002
                                                   ---------    ----------  ----------   -----------

Sales                                              $     349    $   2,728   $    1,575   $     3,362

Expenses
  General and administrative                          21,032       70,891       33,770       113,450
  Impairment of securities available
   for sale                                                -       61,000            -       304,999
  Gain on forgiveness of debt                              -     (199,595)           -      (199,595)
  Interest expense                                    45,619       45,397       91,155        87,517
                                                   ---------    ---------   ----------   -----------
  Total Expenses (Gain in Excess of Expenses)         66,651      (22,307)     124,925       306,371
                                                   ---------   ----------   ----------   -----------

Net Income (Loss)                                  $ (66,302)  $   25,035   $ (123,350)  $  (303,009)
                                                   =========   ==========   ==========   ===========

Basic and Diluted Income (Loss) Per Share          $   (0.01)  $        -   $    (0.12)  $         -
                                                   =========   ==========   ==========   ===========
Basic and Diluted Weighted-Average Common
 Shares Outstanding                                1,000,000   97,835,400    1,000,000    97,835,400
                                                   =========   ==========   ==========   ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ENSURGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------

Cash Flows From Operating Activities
Net income (loss)                                        $(123,350)   $(303,009)
Adjustments to reconcile net loss to net cash
 used in operating
 activities:
 Depreciation                                                    -        2,147
 Gain on forgiveness of debt                                     -     (199,595)
 Services paid with securities available for sale                -        3,000
 Impairment loss on securities available for sale                -      304,999
 Changes in operating assets and liabilities:
  Trade accounts payable and accrued liabilities           123,454      182,346
  Other                                                          -        6,000
                                                         ---------    ---------
 Net Cash Used in Operating Activities                         104       (4,112)
                                                         ---------    ---------

 Net Cash Provided by Financing Activities                       -            -
                                                         ---------    ---------

Net Increase (Decrease) in Cash                                104       (4,112)

Cash at Beginning of Period                                    247        7,300
                                                         ---------    ---------

Cash at End of Period                                    $     351    $   3,188
                                                         =========    =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ENSURGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets and changed its basis of accounting from the going concern basis to a liquidation basis.

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

Business Condition and Liquidation Basis of Presentation - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception, and had a capital and working capital deficiency of $5,831,590 and a working capital deficiency $5,954,940 of $5,831,590 at December 31, 2002, and June 30, 2003, respectively. and a capital deficiency of $5,954,940 and a working capital deficiency of $5,954,940 at June 30, 2003. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $5,955,291 at June 30, 2003 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. The Company has liquidated substantially all of its assets during prior years. The liquidation basis of accounting has been used to prepare the accompanying financial statements.

Fair Value of Financial Instruments - The amounts reported as trade accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on management's estimates at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Sales Recognition - Sales consist primarily of providing database services to customers. Revenue from the services and the sale of database information is recognized upon completion and delivery of the services and acceptance by the customer.

Stock-Based Compensation - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value. There was no stock-based compensation during 2003 or 2002 nor would there have been any stock-based compensation adjustment to net loss had the Company applied SFAS No. 123 to all stock options and awards.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. There were a total of 3,426,800 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 2003 and 2002.

Recently Enacted Accounting Standards - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains from forgiveness of debt have been classified as a component of continuing operations for periods ended after April 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. The Company adopted this statement on January 1, 2003. Its adoption has had no effect on the Company's financial position or the results of operations.

NOTE 2 - NOTES PAYABLE

The Company received additional proceeds on a new note in the amount of $6,584 during 2003.

A summary of notes payable is as follows:

                                                             June 30,   December 31,
                                                               2003         2002
                                                            ----------   -----------

6.06% Notes payable, due November 1997, in default,
  secured by mining claims held previously by Sunwalker     $  126,000    $  126,000

Note payable to a bank, in default, secured by assets of
  Atlantic Technologies International, Inc.                    184,159       184,159

8% Notes payable, due on demand, unsecured                   1,716,931     1,716,931

12% Note payable, due on demand, unsecured                      80,622        80,622

13% Note payable, due on demand, unsecured                     285,811       285,811

15% Note payable, due on demand, unsecured                       6,584             -

18% Note payable, due on demand, unsecured                      18,000        18,000

Non-interest bearing obligations incurred in connection
 with acquisition of businesses, due on demand, unsecured        4,354         4,354
                                                            ----------    ----------

  Total Notes Payable                                       $2,422,461    $2,415,877
                                                            ==========    ==========

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

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in
December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.


The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At December 31, 2002June 30, 2003, the Company was in default on the leases. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247;
TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of December 31, 2002June 30, 2003, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.


Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of December 31, 2002June 30, 2003, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of December 31, 2002June 30, 2003, the Company has recorded this liability on its balance sheet.


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

During the fiscal year 2000 and through today's date the Company has discontinued operations of eight subsidiaries and sold one entity. The Company maintains one subsidiary and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from this subsidiary which has not been discontinued.

Results of Operations

   Sales for the three months ended June 30, 2003 and 2002 were respectively, $349 and $1,226. The Company's principal source of revenue for the three months ended, were from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      General & Administrative expenses for the three months ended June 30, 2003 and 2002 were, respectively, $21,032 and $70,891. These costs were mainly to keep operations of NowSeven.com, Inc. and Ensurge, Inc. viable.

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


                                        EnSurge, Inc.

Date: September 19, 2003           /s/ Jeff A. Hanks
                                   ------------------
                                   Jeff A. Hanks
                                   Chief Financial Officer, Secretary, Director