Form 10QSB
period 2003-09-30
ENSURGE INC
filed 2003-12-22
CIK 789879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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


                               Yes X       No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of December 19, 2003.

                                 ENSURGE, INC.
                                  FORM 10-QSB



                       QUARTER ENDED SEPTEMBER 30, 2003

                               TABLE OF CONTENTS


                                                                           PAGE

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2003
     and December 31, 2002                                                   3

   Condensed Consolidated Statements of Operations (Unaudited) for the
     Three and Nine Months Ended September 30, 2003 and 2002                 4

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended September 30, 2003 and 2002                           5

   Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    11

Item 3. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures                         11


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   12

Item 4. Submission of matters to a vote of Security Holders                 14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


                                 ENSURGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        September 30, December 31,
                                                            2003         2002
                                                        ------------  ------------
                                    ASSETS
CURRENT ASSETS
   Cash................................................ $        159  $        247
                                                        ------------  ------------

TOTAL ASSETS........................................... $        159  $        247
                                                        ============  ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Trade accounts payable.............................. $  1,537,849  $  1,532,433
   Accrued liabilities.................................    2,051,678     1,883,527
   Notes payable.......................................    2,426,545     2,415,877
                                                        ------------  ------------
      TOTAL CURRENT LIABILITIES........................    6,016,072     5,831,837
                                                        ------------  ------------

STOCKHOLDERS' DEFICIT
   Common stock - $0.001 par value; 100,000,000 shares
    authorized; 100,000,000 and 100,000,000 shares
    issued and outstanding, respectively...............      100,000       100,000
   Additional paid-in-capital..........................   16,180,275    16,180,275
   Accumulated deficit.................................  (22,296,188)  (22,111,865)
                                                        ------------  ------------
TOTAL STOCKHOLDERS' DEFICIT............................   (6,015,913)   (5,831,590)
                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............ $        159  $        247
                                                        ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                  2003         2002          2003           2002
                                              -----------   -----------   -----------   -----------
SALES...............................          $     2,320   $       379   $     3,895   $     3,740

COST OF SALES.......................                    -             -             -             -
                                              -----------   -----------   -----------   -----------
GROSS PROFIT........................                2,320           379         3,895         3,740
                                              -----------   -----------   -----------   -----------

EXPENSES
 General and administrative.......                 17,357        41,404        51,127       154,854
 Impairment of Securities Available for sale-      90,000             -       394,999
 Gain on Forgiveness of Debt......                      -             -             -      (199,595)
 Interest expense.................                 45,936        45,396       137,091       132,912
                                              -----------   -----------   -----------   -----------
   TOTAL EXPENSES...................               63,293       176,800       188,218       483,170
                                              -----------   -----------   -----------   -----------

NET LOSS............................          $   (60,973)  $  (176,421)  $  (184,323)  $  (479,430)
                                              ===========   ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE....          $         -   $         -   $         -   $         -
                                              ===========   ===========   ===========   ===========
WEIGHTED-AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION         100,000,000    97,835,400   100,000,000    96,353,173
                                              ===========   ===========   ===========   ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  FOR THE NINE
MONTHS                                                          ENDED SEPTEMBER 30,
                                                            -------------------------
                                                               2003          2002
                                                            ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...........................................         $ (184,323)   $  (479,430)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation......................................                 -          3,220
  Gain on forgiveness of debt.......................                 -       (199,595)
  Services paid with securities available for sale..                 -          3,000
  Impairment loss on securities available for sale..                 -        394,999
  Changes in operating assets and liabilities:
   Trade accounts payable and accrued liabilities...           173,567        264,582
   Other............................................                 -          9,000
                                                            ----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES.............          (10,756)        (4,224)
                                                            ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable........................            10,668              -
                                                            ----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.........            10,668              -
                                                            ----------    -----------

NET INCREASE (DECREASE) IN CASH.....................               (88)        (4,224)

CASH AT BEGINNING OF PERIOD.........................               247          7,300
                                                            ----------    -----------

CASH AT END OF PERIOD..............................         $      159    $     3,076
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

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of enSurge, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2002, included in our annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, "Summary of Significant Accounting Policies." In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2003, and its consolidated results of operations and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

BUSINESS CONDITION AND LIQUIDATION BASIS OF PRESENTATION - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a capital deficiency of $6,015,913 and a working capital deficiency of $6,015,913 at December 31, 2002. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,016,072 at September 30, 2003 or to satisfy any of the Company's contingent liabilities (see Note 3). The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. On January 1, 2002, the Company began liquidating its assets. As a result, the Company changed its basis of accounting for periods subsequent to December 31, 2001 from the going-concern basis to a liquidation basis.

RECENTLY ENACTED ACCOUNTING STANDARDS - In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after December 15, 2003. We do not currently have any interest in a variable interest entity. Accordingly, the adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective, with certain exceptions, for contracts entered into or modified after June 30, 2003. The subject matter of SFAS 149 is not currently applicable to Chapeau. Accordingly, we do not believe the adoption of this Statement will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

NOTE 2 - NOTES PAYABLE

The Company received additional proceeds on a new note payable in the amount of $10,668 during 2003.

A summary of notes payable is as follows:

                                                    September 30,  December 31,
                                                        2003          2002
                                                     -----------   -----------

6.06% Notes payable, due November 1997, in default,
  secured by mining claims held previously by
  Sunwalker                                          $   126,000   $   126,000

Note payable to a bank, in default, secured by assets
 of Atlantic Technologies International, Inc.......      184,159       184,159

8% Notes payable, due on demand, unsecured.......      1,716,931     1,716,931

12% Note payable, due on demand, unsecured.......         80,622        80,622

13% Note payable, due on demand, unsecured.......        285,811       285,811

15% Note payable, due on demand, unsecured.......         10,668             -

18% Note payable, due on demand, unsecured.......         18,000        18,000

Non-interest bearing obligations incurred in
 connection with acquisition of businesses,
 due on demand, unsecured........................          4,354         4,354
                                                     -----------   -----------

   TOTAL NOTES PAYABLE...........................    $ 2,426,545   $ 2,415,877
                                                     ===========   ===========


NOTE 3 - COMMITMENTS AND CONTINGENCIES

COMPANY AS GUARANTOR - In October 2000, the Company, KT Solutions, Theodore Belden and James Corcoran entered into an agreement to settle the Royalty payable to Belden and Corcoran as recorded on KT Solutions books. KT Solutions agreed to pay Belden $237,603 and Corcoran $450,720 for past and future Royalty liabilities. The shares were valued at $353,832 or $4.00 per share. The Company is acting as guarantor of the notes payable to Belden and Corcoran totaling $688,323.

E-COMMERCE EXCHANGE. V. OUTBOUND ENTERPRISES, INC. OR ISHOPPER.COM, INC. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of September 30, 2003, the Company has accrued the above liability.

MEDIA SOURCE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2003, the Company has accrued the above liability.

MEDIABANG. L.C. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of September 30, 2003, the Company has accrued the above liability.

POSITIVE RESPONSE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2003, the Company has accrued the above liability.

IOS CAPITAL, INC. V. ISHOPPER INTERNET SERVICES, INC. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At September 30, 2003, the Company was in default on the leases. As of September 30, 2003, the Company has accrued the above liability.

ONESOURCE.COM V. OUTBOUND ENTERPRISES AND ENSURGE, INC. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of

$85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of September 30, 2003, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2003, the Company has accrued the above liability.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of September 30, 2003, the Company has accrued the above liabilities.

NCX CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2003, the Company has accrued the above liability.

ALLISON EWRIN COMPANY V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of September 30, 2003, the Company has accrued the above liability.

SCANPORT, INC. V ATLANTIC TECHNOLOGIES, INC. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of September 30, 2003, the Company has accrued the above liability.

AVNET ELECTRONICS MARKETING, INC. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of September 30, 2003, the Company has accrued the above liability.

US DRIVE TECHNOLOGY CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. As of September 30, 2003, the Company has accrued the above liability.

TROGON COMPUTER CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of September 30, 2003, the Company has accrued the above liability.

SUNTRUST BANK, N.A. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of September 30, 2003, the Company has recorded this liability on its balance sheet.

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

RESULTS OF OPERATIONS

   Sales for the three months ended September 30, 2003 and 2002 were respectively, $2,320 and $379. Sales for the nine months ended September 30, 2003 and 2002 were respectively, $3,895 and $3,740.The Company's only source of revenue for the three and nine months ended were from sales of information from the Company's marketing database. NowSeven.com, Inc. is the only remaining company with sales.

      General and administrative expenses for the three months ended September 30, 2003 and 2002 were, respectively, $17,357 and $41,404. General and administrative expenses for the nine months ended September 30, 2003 and 2002 were, respectively, $51,127 and $154,854. These costs were mainly to keep operations of NowSeven.com, Inc. and Ensurge, Inc. viable.

      EnSurge and its' subsidiarys have several outstanding law suits against them, which approximate $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through private placements of equity securities and current sales. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year. The Company has no further stock for private placements. The COmpany received $10,688 of proceeds from a note payable during the nine months ended September 30, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief

Financial Officer, carried out, as of the end of the quarter ended September 30, 2003, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      EnSurge and its' subsidiaries have several outstanding law suits against them and the company, which approximate, $771,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

E-COMMERCE EXCHANGE. V. OUTBOUND ENTERPRISES, INC. OR ISHOPPER.COM, INC. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, the settlement arrangements have been finalized to be paid out through receivables however, until the obligation is paid in full, the judgment remains unsatisfied. As of September 30, 2003, the Company has accrued the above liability.

MEDIA SOURCE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but has lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2003, the Company has accrued the above liability.

MEDIABANG. L.C. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of September 30, 2003, the Company has accrued the above liability.

POSITIVE RESPONSE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments.

All required installment payments except a final payment of $10,000 due October 14, 2000 was made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2003, the Company has accrued the above liability.

IOS CAPITAL, INC. V. ISHOPPER INTERNET SERVICES, INC. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The leases were classified as operating leases and therefore, the Company did not include the asset or the liability on the books. At September 30, 2003, the Company was in default on the leases. As of September 30, 2003, the Company has accrued the above liability.

ONESOURCE.COM V. OUTBOUND ENTERPRISES AND ENSURGE, INC. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. The Company intends to attempt to settle or otherwise resolve the judgment as funds become available. As of September 30, 2003, the Company has accrued the above liability.

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

These leases were classified as operating leases and therefore, the Company did not include any asset or liability on the books. At December 31, 2000, the Company was in default on the leases. As of September 30, 2003, the Company has accrued the above liability.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As of September 30, 2003, the Company has accrued the above liabilities.

NCX CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2003, the Company has accrued the above liability.

ALLISON EWRIN COMPANY V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments starting on May 25, 2001. As of September 30, 2003, the Company has accrued the above liability.

SCANPORT, INC. V ATLANTIC TECHNOLOGIES, INC. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of September 30, 2003, the Company has accrued the above liability.

AVNET ELECTRONICS MARKETING, INC. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of September 30, 2003, the Company has accrued the above liability.

US DRIVE TECHNOLOGY CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments have been made paying down the amount to $24,199. As of September 30, 2003, the Company has accrued the above liability.

TROGON COMPUTER CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682.50 starting on October 10, 2000. As of September 30, 2003, the Company has accrued the above liability.

SUNTRUST BANK, N.A. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. All assets of Atlantic Technologies International, Inc. are in the process of either being turned over to the bank or liquidated to pay down this balance. As of September 30, 2003, the Company has recorded this liability on its balance sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)None


   (b)  None



OTHER ITEMS

   There were no other items to be reported under Part II of this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENSURGE, INC.

DATE:   December 19, 2003            /s/ Jeff A. Hanks
                                    ------------------
                                    Jeff A. Hanks
                                    Chief Financial Officer, Secretary, Director