Form 10KSB
period 2003-12-31
ENSURGE INC
filed 2004-05-04
CIK 789879

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
     For the Transition Period from ____________ to ____________

                      COMMISSION FILE NUMBER 033-03275-D

                                 ____________

                                 ENSURGE, INC.
                (Name of small business issuer in its charter)


                       NEVADA                                  87-0431533
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification No.)


                2089 FORT UNION BLVD
                       SLC, UT                                     84121
      (Address of Principal Executive Offices)                   (Zip Code)

                            Issuer's Telephone Number  (801) 673-2953

Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The registrant's revenues for its most recent fiscal year were $6,136.

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 30, 2004 was approximately $200,000.

      The registrant had issued and outstanding 100,000,000 shares of its common stock on April 30, 2004.

                                 ENSURGE, INC.

                                  FORM 10-KSB

                     FOR THE YEAR ENDED DECEMBER 31, 2003

PART I
   ITEM 1.   BUSINESS.........................................................1
   ITEM 2.   PROPERTIES.......................................................3
   ITEM 3.   LEGAL PROCEEDINGS................................................3
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6

PART II
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS
             7
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................8
   ITEM 7.   FINANCIAL STATEMENTS............................................13
             REPORT OF INDEPENDENT ACCOUNTANTS...............................14
             CONSOLIDATED BALANCE SHEETS.....................................15
             CONSOLIDATED STATEMENTS OF OPERATIONS...........................16
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT................17
             CONSOLIDATED STATEMENTS OF CASH FLOWS...........................18
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................20
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                            32

PART III
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................32
   ITEM 10.  EXECUTIVE COMPENSATION..........................................32
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT................................................................32
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................32
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................33
   ITEM 14.  CONTROLS AND PROCEDURES.........................................33
             SIGNATURES......................................................34
             EXHIBIT INDEX...................................................35
             SUBSIDIARIES OF THE REGISTRANT........................Exhibit 22.1
             POWER OF ATTORNEY.....................................Exhibit 24.1
             SARBANES OXLEY CERTIFICATION..........................Exhibit 99.1

                                        PART I

ITEM  1.     BUSINESS

       EnSurge  is  a  technology  holding  company.   Current EnSurge holdings
include: NowSeven.com, Inc.



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



PRODUCTS & SERVICES - CURRENT

       The products and services of EnSurge's wholly owned companies as of April 30, 2004 include NowSeven.com, Inc.


MARKETING SERVICES

       NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to Technology and Internet based companies. The Company owns electronic databases and mailing lists.



EMPLOYEES

          As of April 30, 2004, EnSurge and its subsidiaries employed a total of 1 person. None of our employees are associated with unions.

ENVIRONMENTAL STANDARDS

       The Company is not involved in any project that would effect the environment.


ITEM 2.      PROPERTIES

             Our corporate office is located at 2089 Fort Union Blvd, SLC, Utah
84121.   We believe that this property is suitable  for  our  immediate  needs.
EnSurge and NowSeven are located and managed at the corporate facility.



ITEM 3.      LEGAL PROCEEDINGS

EnSurge and  its'  subsidiarys  have several outstanding law suits against them
and the company, which approximate,  $961,937.   Settlement arrangements are in
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

A-BUSINESS FUNDING GROUP V ENSURGE, INC. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000.

GLOBAL FUNDING V ENSURGE, INC. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000.

REA, LLC V ENSURGE, INC. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000.

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


                      HIGH          LOW

     2002
First Quarter     $  0.0045    $   0.002
SecondQuarter         0.002        0.0011
Third Quarter        0.0011        0.0009
Fourth Quarter       0.0013        0.0001

     2002
First Quarter     $  0.0001    $   0.0001
SecondQuarter        0.0001        0.0001
Third Quarter        0.0001        0.0001
Fourth Quarter       0.0001        0.0001



APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

       On April 30, 2004, there were 354 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.



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


                                 Year             Year
                                 Ended            Ended
                             Dec. 31, 2003    Dec. 31, 2002
                             -------------   --------------
Revenue:                      $    6,136      $    6,742
                              ----------      ----------
Expenses (including selling,
general and administrative)      248,158         609,163
                              ----------      ----------
Net loss                      $  242,022      $  617,148
                              ==========      ==========



       The Company maintains one subsidiary and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

       Sales for the twelve months ended December 31, 2003 and 2002 were respectively, $6,136 and $6,742. The Company's principal source of revenue for 2003 was from marketing and database sales. NowSeven.com, Inc. is the only remaining company with sales and operations.

       General & Administrative expenses for the twelve months ended December 31, 2003 and 2002 were, respectively, $64,966 and $233,575. These costs were mainly to keep operations of the parent and other companies viable.

       The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., iShopper Internet Services, Inc., Stinkyfeet, Inc., Uniq Studios, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., and Zaibon, Inc.

       EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $961,937. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

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

We Incurred Operating Losses for the Current Year

       At December 31, 2003, our accumulated deficit since inception was $22,353,887. For the twelve months ended December 31, 2003, we incurred a net loss of $242,022. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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

PART II

ITEM 7.  FINANCIAL STATEMENTS

       The following constitutes  a  list  of  Financial Statements included in
Part II of this Report beginning at page 16 of this Report:


                                 ENSURGE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                               Page
   Report of Independent Certified Public Accountants...................        14

   Consolidated Statement of Assets, Liabilities and Stockholders' Deficit -
     Liquidation Basis as of December 31, 2003 and Consolidated Balance
     Sheets as of December 31, 2002.......................................      15

   Consolidated Statement of Revenue and Expenses - Liquidation Basis for
     the Year Ended December 31, 2003 and Consolidated Statement of Operations
     for the Year Ended December 31, 2002...............................        16

   Consolidated Statements of Stockholders' Deficit for the Year Ended
     December 31, 2002 and Consolidated Statement of Stockholders' Deficit -
     Liquidation Basis for the Year Ended December 31, 2003.............        17

   Consolidated Statement of Cash Flows - Liquidation Basis for the Year
     Ended December 31, 2003 and Consolidated Statement of Cash Flows for
     the Year Ended December 31, 2002...................................        18

   Notes to Consolidated Financial Statements...........................        19


HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
   EnSurge, Inc.

We have audited the accompanying consolidated statement of assets, liabilities, and stockholders' deficit-liquidation basis of EnSurge, Inc., a Nevada corporation, and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of revenues and expenses-liquidation basis, stockholders' deficit-liquidation basis, and cash flows-liquidation basis for the year then ended. In addition, we have audited the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders' deficit-liquidation basis of EnSurge, Inc. and subsidiaries as of December 31, 2003, their revenues and expenses-liquidation basis and their cash flows-liquidation basis for the year then ended, their consolidated financial position as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


                                           HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 30, 2004

                                 ENSURGE, INC.
   CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND STOCKHOLDERS' DEFICIT -
                LIQUIDATION BASIS AS OF DECEMBER 31, 2003 AND
              CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002


                                                           2003        2002
                                                       -----------  ----------
                                    ASSETS
CURRENT ASSETS
  Cash................................................ $       211  $      247
                                                       -----------  ----------

   TOTAL CURRENT ASSETS...............................         211         247
                                                       -----------  ----------

TOTAL ASSETS.......................................... $       211  $      247
                                                       ===========  ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Trade accounts payable.............................. $ 1,535,899  $ 1,532,433
  Accrued liabilities.................................   2,104,795    1,883,527
  Notes payable.......................................   2,433,129    2,415,877
                                                       -----------  -----------

   TOTAL CURRENT LIABILITIES..........................   6,073,823    5,831,837
                                                       -----------  -----------

STOCKHOLDERS' DEFICIT
  Common stock - $0.001 par value; 100,000,000 shares
   authorized; 100,000,000 and 100,000,000 shares
   outstanding, respectively..........................     100,000      100,000
  Additional paid-in-capital..........................  16,180,275   16,180,275
  Accumulated deficit................................. (22,353,887) (22,111,865)
                                                       -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT...........................  (6,073,612)  (5,831,590)
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT........... $       211  $       247
                                                       ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
  CONSOLIDATED STATEMENT OF REVENUE AND EXPENSES - LIQUIDATION BASIS FOR THE
                      YEARS ENDED DECEMBER 31, 2003 AND
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 2002


                                                           2003        2002
                                                       -----------  ----------

SALES................................................. $     6,136  $    6,742
                                                       -----------  ----------

EXPENSES
  General and administrative..........................      64,966     233,575
   Interest expense...................................     183,193     180,183
  Gain on forgiveness of liability....................           -    (199,595)
   Impairment of securities available for sale........           -     395,000
                                                       -----------  ----------
   TOTAL EXPENSES.....................................     248,158     609,163
                                                       -----------  ----------

LOSS FROM CONTINUING OPERATIONS.......................    (242,022)   (602,420)
LOSS FROM DISCONTINUED OPERATIONS.....................           -     (14,727)
                                                       -----------  ----------
NET LOSS.............................................. $  (242,022) $ (617,148)
                                                       ===========  ==========
BASIC AND DILUTED LOSS PER COMMON SHARE
  Continuing operations............................... $     (0.01) $    (0.01)
  Discontinued operations.............................           -       (0.00)
                                                       -----------  ----------
    Net loss.......................................... $     (0.01) $    (0.01)
                                                       ===========  ==========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.......................................... 100,000,000  96,726,776
                                                       ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEAR ENDED DECEMBER 31, 2002 AND CONSOLIDATED
    STATEMENT OF STOCKHOLDERS' DEFICIT - LIQUIDATION BASIS FOR THE YEAR ENDED
                               DECEMBER 31, 2003



                                                                               UNREALIZED
                                                                                GAIN ON
                                  COMMON STOCK         ADDITIONAL    UNEARNED  INVESTMENT                     TOTAL
                             ------------------------    PAID-IN      COMPEN-      IN      ACCUMULATED    STOCKHOLDERS'
                                SHARES       AMOUNT      CAPITAL      SATION   SECURITIES    DEFICIT         DEFICIT
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------

BALANCE - DECEMBER 31, 2001    87,459,814  $   87,460  $ 16,180,275  $       -  $       -  $(21,494,717)  $ (5,226,982)
Issuance of common stock for
  payment of note payable      10,375,586      10,375             -          -          -             -         10,375
Issuance of common stock for
  services                      2,164,600       2,165             -          -          -             -          2,165
Net loss                                -           -             -          -          -      (617,148)      (617,148)
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------

BALANCE - DECEMBER 31, 2002   100,000,000     100,000    16,180,275          -          -   (22,111,865)    (5,831,590)

Net loss                                -           -             -          -          -      (242,022)      (242,022)
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------
BALANCE - DECEMBER 31, 2003   100,000,000  $  100,000  $ 16,180,275  $       -  $       -  $(22,353,887)  $ (6,073,612)
                              ===========  ==========  ============  =========  =========  ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS - LIQUIDATION BASIS
 FOR THE YEAR ENDED DECEMBER 31, 2003 AND CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 2002

                                                             2003        2002
                                                        ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..............................................$(242,022)  $(617,148)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation........................................        -       4,293
    Services and expenses paid with common stock........        -       2,165
    Forgiveness of liability............................        -    (199,595)
    Impairment loss on marketable securities............        -     395,000
    Impairment loss on property and equipment...........        -      10,004
    Changes in assets and liabilities, net of effects
     from acquisitions:
      Other current assets..............................        -      28,377
      Trade accounts payable............................    3,466      42,199
      Accrued liabilities...............................  221,268     327,652
                                                        ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES...................  (17,288)     (7,053)
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................................        -           -
                                                        ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES...................        -           -
                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable.............................   17,252           -
                                                        ---------   ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..........   17,252      (7,053)
                                                        ---------   ---------

NET INCREASE IN CASH....................................      (36)     (7,053)

CASH AT BEGINNING OF YEAR...............................      247       7,300
                                                        ---------   ---------
CASH AT END OF YEAR.....................................$     211   $     247
                                                        =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
                   NOTES TO CONSOLIDATED FINANCAL STATEMENTS



NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION - On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2003, the Company began liquidation of its assets and changed its basis of accounting from the going concern basis to a liquidation basis.

PRINCIPLES   OF  CONSOLIDATION  -  The  accompanying   consolidated   financial
statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Now Seven.com, Inc. have been reported as discontinued operations for all periods presented.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION AND LIQUIDATION BASIS OF PRESENTATION - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $6,073,612 at December 31, 2003. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,073,823 at December 31, 2003 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits. On January 1, 2002, the Company began liquidating its assets. As a result, the Company changed its basis of accounting for periods subsequent to December 31, 2001 from the going-concern basis to a liquidation basis.

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

If the compensation cost for the Company's options granted to employees had been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would not have changed.


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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this statement on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.


NOTE 2 - NOTES PAYABLE

The Company received proceeds of $17,252 under the terms of a note payable during 2003. The note is due on demand, unsecured and accrues interest at 15% per annum.

The Company has ceased to accrue interest on a note payable to a bank, in default, secured by the assets of Atlantic Technologies International, Inc. in the amount of $184,159, as well as a 12% note payable, due on demand and unsecured, due to an officer of Uniq in the amount of $80,622.

A summary of notes payable at December 31, 2003 and 2002 is as follows:


                                                            2003         2002
                                                        ----------   ----------
6.06% Notes payable, due November 1997, in default,
  secured by mining claims held previously by a former
  subsidiary                                            $  126,000   $  126,000

Note payable to a bank, in default, secured by assets
  of Atlantic Technologies International, Inc              184,159      184,159

8% Notes payable, due on demand, unsecured               1,716,931    1,716,931

12% Note payable, due on demand, unsecured                  80,622       80,622

13% Note payable, due on demand, unsecured                 285,811      285,811

15% Note payable, due on demand, unsecured                  17,252            -

18% Note payable, due on demand, unsecured                  18,000       18,000

Non-interest bearing obligations incurred in connection
 with acquisition of businesses, due on demand, unsecured    4,354        4,354
                                                        ----------   ----------
   TOTAL NOTES PAYABLE                                  $2,433,129   $2,415,877
                                                        ==========   ==========

NOTE 6 - COMMON STOCK ISSUANCES

In December 2002 the Company issued 2,164,600 shares for services valued at $2,165 or $0.0001 per share.

On February 8, 2002, the Company issued 10,375,586 shares of common stock in exchange for the forgiveness of $10,375 of a note payable. During 2002 the Company also issued 2,164,600 shares for services, as mentioned above. The issuance of these shares resulted in the Company having 100,000,000 shares outstanding, which is the maximum authorized shares of the Company. As a result, option holders cannot exercise their options until the shareholders approve an amendment to the Company's articles of incorporation.


NOTE 7 - STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2003 and 2002 is as follows:

                                                                  Weighted
                                                                   Average
                                                     Exercise     Exercise
                                         Options       Price        Price
                                        ---------  -------------  ---------
        Balance, December 31, 2001..... 3,426,800  $0.03 - $7.60   $ 0.63
                                        ---------
        Balance, December 31, 2002..... 3,426,800   0.03 -  7.60     0.63
                                        ---------
        Balance, December 31, 2003..... 3,426,800   0.03 -  7.60     0.63
                                        =========
        Exercisable, December 31, 2003. 3,426,800   0.03 -  7.60     0.63
                                        =========


A summary of stock options outstanding and exercisable as of December 31, 2003 follows:

                                Options Outstanding                Options Exercisable
                   ---------------------------------------------  ---------------------
                                                                              Weighted-
       Range of      Number     Weighted-Average                    Number      Average
       Exercise    Outstanding     Remaining     Weighted-Average Exercisable  Exercise
        Prices     At 12/31/03  Contractual Life  Exercise Price  At 12/31/03    Price
     ------------- -----------  ----------------  --------------  -----------    ------
     $0.03 - $0.10  2,726,800      2.3 years        $   0.03       2,726,800    $ 0.03
         1.75         400,000      0.9 years            1.75         400,000      1.75
         4.00         250,000      1.3 years            4.00         250,000      4.00
         7.60          50,000      1.3 years            7.60          50,000      7.60
      0.03 - 7.60   3,426,800                                     3,426,800


NOTE 8 - PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $6,593,000 at December 31, 2003. The operating loss carry forwards expire from 2019 through 2022. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2003 and 2002:

                                                       2003         2002
                                                    -----------  -----------
   DEFERRED TAX ASSETS
      Operating loss carry forwards.................$ 5,492,273  $ 5,416,200
      Accrued liabilities...........................    542,958      528,756
                                                    -----------  -----------
      TOTAL DEFERRED TAX ASSETS.....................  6,035,231    5,944,956
   VALUATION ALLOWANCE.............................. (6,035,231)  (5,944,956)
                                                    -----------  -----------
   NET DEFERRED TAX ASSET...........................$         -  $         -
                                                    ===========  ===========

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

                                                        2003         2002
                                                    -----------  -----------

      Benefit at statutory rate (34%)...............$    82,287  $   204,087
      Change in valuation allowance.................    (90,275)    (223,895)
      State tax benefit, net of federal tax effect..      7,988       19,808
                                                    -----------  -----------
      NET BENEFIT (EXPENSE) FROM INCOME TAXES.......$         -  $         -
                                                    ===========  ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

COMPANY AS GUARANTOR - In October 2000, the Company, a former subsidiary, Theodore Belden and James Corcoran entered into an agreement to settle a royalty payable to Belden and Corcoran by a former subsidiary. The Companies agreed to pay Belden $237,603 and Corcoran $450,720 for past and future Royalty liabilities. The shares were valued at $353,832 or $4.00 per share. The Company is acting as guarantor of the notes payable to Belden and Corcoran totaling $688,323.

E-COMMERCE EXCHANGE. V. OUTBOUND ENTERPRISES, INC. OR ISHOPPER.COM, INC. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. As of December 31, 2003, the Company has accrued the above liability.

MEDIA SOURCE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2003, the Company has accrued the above liability.

MEDIABANG. L.C. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of December 31, 2003, the Company has accrued the remaining liability.

POSITIVE RESPONSE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2003, the Company has accrued the above liability.

IOS CAPITAL, INC. V. ISHOPPER INTERNET SERVICES, INC. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment.

The Company is in default on the leases. As of December 31, 2003, the Company has accrued the above liability.

ONESOURCE.COM V. OUTBOUND ENTERPRISES AND ENSURGE, INC. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of December 31, 2003, the Company has accrued the above liability.

PACIFIC MEDIA DUPLICATION, LLC V. ISHOPPER.COM, INC., TOTALINET.NET, INC. AND RICHARD SCAVIA. - In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease

.. The Company is in default on the leases. As of December 31, 2003, the Company has accrued the above liability.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney's fees. As of December 31, 2003, the Company has accrued the above liabilities.

NCX CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of December 31, 2003, the Company has accrued the above liability.

ALLISON EWRIN COMPANY V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made. As of December 31, 2003, the Company has accrued the above liability.

SCANPORT, INC. V ATLANTIC TECHNOLOGIES, INC. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of December 31, 2003, the Company has accrued the above liability.

AVNET ELECTRONICS MARKETING, INC. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of December 31, 2003, the Company has accrued the above liability.

US DRIVE TECHNOLOGY CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of December 31, 2003, the Company has accrued the above liability.

TROGON COMPUTER CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000, however, the payments were not made. As of December 31, 2003, the Company has accrued the above liability.

SUNTRUST BANK, N.A. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of December 31, 2003, the Company has recorded this liability.

A-BUSINESS FUNDING GROUP V ENSURGE, INC. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2003

GLOBAL FUNDING V ENSURGE, INC. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at December 31, 2003.

REA, LLC V ENSURGE, INC. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


      The following sets forth certain information regarding our executive officers as of April 30, 2004:


    Name            Age              Position
-------------       ---              --------
Jeff A. Hanks       38      President and Chief Financial Officer



      Jeff A. Hanks, President  and  CFO:   Mr.  Hanks  is  President and Chief
Financial Officer for EnSurge.

      All of the current executive officers and directors of the Company were delinquent in filing their Initial Statements of Beneficial Ownership on Form 3.


ITEM 10.     EXECUTIVE COMPENSATION

      Jeff A. Hanks served as CEO of EnSurge, Inc. during the last completed fiscal year and was not compensated during that time period. No other officer of the company was compensated in excess of $100,000.

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


                                       ENSURGE, INC.



April 30, 2004                         By:  /s/  Jeff A. Hanks
                                          _____________________________________
                                           JEFF A. HANKS, CHIEF EXECUTIVE
                                           OFFICER, CHIEF FINANCIAL OFFICER,
                                           SECRETARY, DIRECTOR


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Jeff A. Hanks
_________________________________      President, Chief Executive Officer, and
JEFF A. HANKS                          Chief Financial Officer, and Director









                                 EXHIBIT INDEX

      21.1  Subsidiaries of EnSurge, Inc.
      24.1  Powers of Attorney for Messrs.  Hanks.
      99.1  CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002




*  Previously filed and incorporated herein by reference.