Form 10KSB/A
period 2003-12-31
ENSURGE INC
filed 2004-05-07
CIK 789879

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


                                           HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 30, 2004

                                 ENSURGE, INC.
   CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS' DEFICIT -
                LIQUIDATION BASIS AS OF DECEMBER 31, 2003 AND 2002


                                                           2003        2002
                                                       -----------  ----------
                                    ASSETS
CURRENT ASSETS
  Cash................................................ $       211  $      247
                                                       -----------  ----------

   TOTAL CURRENT ASSETS...............................         211         247
                                                       -----------  ----------

TOTAL ASSETS.......................................... $       211  $      247
                                                       ===========  ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Trade accounts payable.............................. $ 1,535,899  $ 1,532,433
  Accrued liabilities.................................   2,104,795    1,883,527
  Notes payable.......................................   2,433,129    2,415,877
                                                       -----------  -----------

   TOTAL CURRENT LIABILITIES..........................   6,073,823    5,831,837
                                                       -----------  -----------

STOCKHOLDERS' DEFICIT
  Common stock - $0.001 par value; 100,000,000 shares
   authorized; 100,000,000 shares outstanding.........     100,000      100,000
  Additional paid-in-capital..........................  16,180,275   16,180,275
  Accumulated deficit................................. (22,353,887) (22,111,865)
                                                       -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT...........................  (6,073,612)  (5,831,590)
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT........... $       211  $       247
                                                       ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
  CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS FOR THE
                    YEARS ENDED DECEMBER 31, 2003 AND 2002



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

                                 ENSURGE, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - LIQUIDATION BASIS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003



                                                                               UNREALIZED
                                                                                GAIN ON
                                  COMMON STOCK         ADDITIONAL    UNEARNED  INVESTMENT                     TOTAL
                             ------------------------    PAID-IN      COMPEN-      IN      ACCUMULATED    STOCKHOLDERS'
                                SHARES       AMOUNT      CAPITAL      SATION   SECURITIES    DEFICIT         DEFICIT
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------

BALANCE - DECEMBER 31, 2001    87,459,814  $   87,460  $ 16,180,275  $       -  $       -  $(21,494,717)  $ (5,226,982)
Issuance of common stock for
  payment of note payable      10,375,586      10,375             -          -          -             -         10,375
Issuance of common stock for
  services                      2,164,600       2,165             -          -          -             -          2,165
Net loss                                -           -             -          -          -      (617,148)      (617,148)
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------

BALANCE - DECEMBER 31, 2002   100,000,000  $  100,000  $ 16,180,275  $       -  $       -  $(22,111,865)  $ (5,831,590)

Net loss                                -           -             -          -          -      (242,022)      (242,022)
                              -----------  ----------  ------------  ---------  ---------  ------------   ------------
BALANCE - DECEMBER 31, 2003   100,000,000  $  100,000  $ 16,180,275  $       -  $       -  $(22,353,887)  $ (6,073,612)
                              ===========  ==========  ============  =========  =========  ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ENSURGE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS - LIQUIDATION BASIS
                FOR THE YEAR ENDEDS DECEMBER 31, 2003 AND 2002


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

                                 ENSURGE, INC.
                   NOTES TO CONSOLIDATED FINANCAL STATEMENTS




NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND LIQUIDATION - On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying consolidated financial statements are presented on a liquidation basis of accounting.

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

BUSINESS CONDITION - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $6,073,612 at December 31, 2003. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,073,823 at December 31, 2003 or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits.

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

No options were granted during the years ended December 31, 2002 and 2003. If the compensation cost from options granted to employees in previous years had been determined based on the fair value on the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share for the years ended December 31, 2003 and 2002 would not have changed. Therefore, pro forma financial information has not been presented.


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

A summary of notes payable at December 31, 2003 and 2002 is as follows:


                                                     2003         2002
                                                 -----------   ----------
6.06% Notes payable, due November 1997, in
  default, secured by mining claims held
  previously by a former subsidiary..............$   126,000   $  126,000

Note payable to a bank, in default, secured by
  assets of Atlantic Technologies International,
  Inc............................................    184,159      184,159

8% Notes payable, due on demand, unsecured.......  1,716,931    1,716,931

12% Note payable, due on demand, unsecured.......     80,622       80,622

13% Note payable, due on demand, unsecured.......    285,811      285,811

15% Note payable, due on demand, unsecured.......     17,252            -

18% Note payable, due on demand, unsecured.......     18,000       18,000

Non-interest bearing obligations incurred in
  connection with acquisition of businesses, due
  on demand, unsecured...........................      4,354        4,354
                                                 -----------   ----------

   TOTAL NOTES PAYABLE...........................$ 2,433,129   $2,415,877
                                                 ===========   ==========

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

A-BUSINESS FUNDING GROUP V ENSURGE, INC. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None



PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


      The following sets forth certain information regarding our executive officers as of April 30, 2004:

    Name              Age                    Position
--------------        ---       -------------------------------------

Jeff A. Hanks         38        President and Chief Financial Officer


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


                                ENSURGE, INC.



May 6, 2004                     By:  /s/  Jeff A. Hanks
                                   _____________________________________
                                   JEFF A. HANKS, CHIEF EXECUTIVE
                                   OFFICER, CHIEF FINANCIAL OFFICER,
                                   SECRETARY, DIRECTOR


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  Jeff A. Hanks
_________________________________      President, Chief Executive Officer, and
JEFF A. HANKS                          Chief Financial Officer, and Director

                                 EXHIBIT INDEX

      21.1  Subsidiaries of EnSurge, Inc.
      24.1  Powers of Attorney for Messrs.  Hanks.
      99.1  CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002




*  Previously filed and incorporated herein by reference.