Form 10QSB
period 2004-03-31
ENSURGE INC
filed 2004-05-21
CIK 789879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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


                               Yes X       No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of May 21, 2004.

                                 ENSURGE, INC.
                                  FORM 10-QSB



                         QUARTER ENDED MARCH 31, 2004

                               TABLE OF CONTENTS



                                                                          PAGE

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Statements of Assets, Liabilities and
    Stockholders' Deficit - Liquidation Basis (Unaudited) as of
    March 31, 2004 and December 31, 2003..............................      3

   Condensed Consolidated Statements of Revenue and Expenses -
    Liquidation Basis (Unaudited) for the Three Months Ended
    March 31, 2004 and 2003...........................................      4

   Condensed Consolidated Statements of Cash Flows - Liquidation Basis
    (Unaudited) for the Three Months Ended March 31, 2004 and 2003.....     5

   Notes to Condensed Consolidated Financial Statements (Unaudited)...      6

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..............................................     13


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................     14

Item 4. Submission of matters to a vote of Security Holders...........     16

Item 6. Exhibits and Reports on Form 8-K..............................     16

Signatures............................................................     17

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
                                 ENSURGE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        MARCH 31,  DECEMBER 31,
                                                           2004          2003
                                                        -----------   ------------
                                    ASSETS


CURRENT ASSETS

   Cash................................................ $       145   $        211
                                                        -----------   ------------

      TOTAL CURRENT ASSETS.............................         145            211
                                                        -----------   ------------

TOTAL ASSETS........................................... $       145   $        211
                                                        ===========   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Trade accounts payable.............................. $ 1,531,099   $  1,535,899

   Accrued liabilities.................................   2,158,424      2,104,795

   Notes payable.......................................   2,434,713      2,433,129
                                                        -----------   ------------

      TOTAL CURRENT LIABILITIES........................   6,124,236      6,073,823
                                                        -----------   ------------

STOCKHOLDERS' DEFICIT

   Common stock - $0.001 par value; 100,000,000 shares
     authorized; 100,000,000 shares issued and
     outstanding.......................................     100,000        100,000

   Additional paid-in-capital..........................  16,180,275     16,180,275

   Accumulated deficit................................. (22,404,366)   (22,353,887)
                                                        -----------   ------------


TOTAL STOCKHOLDERS' DEFICIT............................  (6,124,091)    (6,073,612)
                                                        -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............ $       145   $        211
                                                        ===========   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                         FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ------------------------
                                                             2004        2003
                                                         -----------  -----------
SALES................................................... $     4,872  $     1,226
                                                         -----------  -----------
EXPENSES
   General and administrative...........................       9,138       12,738

   Interest Expense.....................................      46,213       45,536
                                                         -----------  -----------

      TOTAL EXPENSES....................................      55,351       58,274
                                                         -----------  -----------


NET LOSS................................................ $   (50,479) $   (57,048)
                                                         ===========  ===========

BASIC AND DILUTED LOSS PER SHARE........................ $         -  $         -
                                                         ===========  ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING..................................... 100,000,000  100,000,000
                                                         ===========  ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ------------------------
                                                             2004        2003
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss..............................................   $   (50,479) $   (57,048)

Adjustments to reconcile net loss to net cash used in operating activities:

  Changes in operating assets and liabilities:

   Trade accounts payable..........................           (4,800)           -

   Accrued liabilities.............................           53,629       57,536
                                                         -----------  -----------

  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (1,650)         488
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from note payable....................            1,584            -
                                                         -----------  -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES........            1,584            -
                                                         -----------  -----------

NET INCREASE (DECREASE) IN CASH....................              (66)         488

CASH AT BEGINNING OF PERIOD........................              211          247
                                                         -----------  -----------

CASH AT END OF PERIOD.............................       $       145  $       735
                                                         ===========  ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND LIQUIDATION - On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying consolidated financial statements are presented on a liquidation basis of accounting.


BASIS OF PRESENTATION -
 The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, "Summary of Significant Accounting Policies." In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2004, and its consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.


PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


BUSINESS CONDITION - The Company has suffered losses from operations and has a working capital deficiency of $6,124,091 at March 31, 2004. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,124,236 at March 31, 2004, or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.


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



NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

      Sales for the three months ended March 31, 2004 and 2003 were respectively, $4,872 and $1,226. The Company's principal source of revenue was from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      General and administrative expenses for the  three months ended March 31,
2004 and 2003 were, respectively, $9,138 and $12,738.   These costs were mainly
to keep operations of NowSeven.com, Inc. viable.

      The  Company  has  discontinued  the  following  subsidiaries  and  their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio's, Inc., and iShopper Internet Solutions, Inc.

      EnSurge  and  its subsidiaries have several outstanding law suits against
them,  which  approximate  $961,937.   Settlement  arrangements  have  been  in
process, however due to lack of cash, any arrangements are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through private placements of equity securities and current sales. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year. The Company has no further stock for private placements. During the quarter ended March 31, 2004, the Company used cash from sales to pay $4,800 of trade accounts payable. In addition, the Company borrowed $1,584 under the terms of notes payable.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      EnSurge and its' subsidiarys have several outstanding law suits against them and the company, which approximate, $967,937. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

            31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

      (a)Reports on Form 8-K.

            None.


OTHER ITEMS

   There were no other items to be reported under Part II of this report.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ENSURGE, INC.

DATE:   May 21, 2004               /s/ Jeff A. Hanks
                                   -----------------
                                   Jeff A. Hanks, Chief Executive Officer
                                   Chief Financial Officer, Secretary, Director