Form 10QSB
period 2004-06-30
ENSURGE INC
filed 2004-09-08
CIK 789879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER: 033-03275-D


                                 ENSURGE, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                NEVADA                                     87-0431533
       (STATE OR OTHER JURISDICTION           (IRS EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)


                           2089 EAST FORT UNION BLVD
                          SALT LAKE CITY, UTAH  84121
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (801) 673-2953
                          (ISSUER'S TELEPHONE NUMBER)


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

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of August 30, 2004.

                                 ENSURGE, INC.
                                  FORM 10-QSB



                          QUARTER ENDED JUNE 30, 2004

                               TABLE OF CONTENTS


                                                                         PAGE

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Statements of Assets, Liabilities
    and Stockholders' Deficit - Liquidation Basis (Unaudited) as of
    June 30, 2004 and December 31, 2003                                      3

   Condensed Consolidated Statements of Revenue and Expenses -
    Liquidation Basis (Unaudited) for the Three and Six Months Ended
    June 30, 2004 and 2003                                                   4

   Condensed Consolidated Statement of Stockholders' Deficit -
    Liquidation Basis (Unaudited) for the Six Months Ended
    June 30, 2004                                                            5

   Condensed Consolidated Statements of Cash Flows - Liquidation Basis
    (Unaudited) for the Six Months Ended June 30, 2004 and 2003              6

   Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 11

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 4. Submission of matters to a vote of Security Holders                 14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

PART I -  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                                 ENSURGE, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                         DEFICIT - LIQUIDATION BASIS
                                  (UNAUDITED)


                                                               JUNE 30,      DECEMBER 31,
                                                                 2004           2003
                                                             -------------   -----------

                                      ASSETS
CURRENT ASSETS

   Cash....................................................  $         114   $       211
   TOTAL CURRENT ASSETS....................................            114           211
                                                             -------------   -----------
TOTAL ASSETS...............................................  $         114   $       211
                                                             =============   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

   Trade accounts payable..................................  $   1,532,891   $ 1,535,899

   Accrued liabilities.....................................      2,209,107     2,104,795

   Notes payable...........................................      2,446,965     2,433,129
                                                             -------------   -----------
   TOTAL CURRENT LIABILITIES...............................      6,188,963     6,073,823
                                                             -------------   -----------

STOCKHOLDERS' DEFICIT

   Common stock - $0.001 par value; 100,000,000 shares
     authorized; 100,000,000 shares issued and outstanding..       100,000       100,000

   Additional paid-in-capital..............................     16,180,275    16,180,275

   Accumulated deficit.....................................    (22,469,124)  (22,353,887)
                                                             -------------   -----------
   TOTAL STOCKHOLDERS' DEFICIT.............................     (6,188,849)   (6,073,612)
                                                             -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT................  $         114   $       211
                                                             =============   ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS
                                  (UNAUDITED)



                                               FOR THE THREE  MONTHS     FOR THE SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                           ---------------------------   --------------------------
                                               2004           2003          2004          2003
                                           ------------    -----------   -----------   ------------
SALES...................................   $        211    $       349   $     5,083   $      1,575

COST OF SALES...........................              -              -             -              -
                                           ------------    -----------   -----------   ------------

GROSS PROFIT............................            211            349         5,083          1,575
                                           ------------    -----------   -----------   ------------

EXPENSES

General and administrative..............         18,534         21,032        27,672         33,770

Interest expense........................         46,435         45,619        92,648         91,155
                                           ------------    -----------   -----------   ------------

   TOTAL EXPENSES.......................        (64,969)       (66,651)     (120,320)      (124,925)
                                           ------------    -----------   -----------   ------------

NET LOSS................................   $    (64,758)  $    (66,302)  $  (115,237)  $   (123,350)
                                           ============   ============   ===========   ============

BASIC AND DILUTED LOSS PER SHARE........   $          -   $          -   $         -   $          -
                                           ============   ============   ===========   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING  100,000,000    100,000,000   100,000,000    100,000,000
                                           ============   ============   ===========   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT - LIQUIDATION BASIS
                                  (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2004



                                                           ADDITIONAL                     TOTAL
                                      COMMON STOCK          PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                     SHARES      AMOUNT     CAPITAL       DEFICIT       DEFICIT
                                   -----------  --------  -----------  ------------   -----------
BALANCE - DECEMBER 31, 2003        100,000,000  $100,000  $16,180,275  $(22,353,887)  $(6,073,612)

Net loss                                     -         -            -      (115,237)     (115,237)
                                   -----------  --------  -----------  ------------   -----------

BALANCE - JUNE 30, 2004            100,000,000  $100,000  $16,180,275  $(22,469,124)  $ 6,188,849)
                                   ===========  ========  ===========  ============   ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - LIQUIDATION BASIS
                                  (UNAUDITED)



                                                     FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                     ---------------------
                                                       2004        2003
                                                     ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $(115,237)  $(123,350)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

  Trade accounts payable                                (3,008)   (123,453)

  Accrued liabilities                                  104,312           -
                                                    ----------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (13,933)        103
                                                    ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                           13,836           -
                                                    ----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               13,836           -
                                                    ----------   ---------

NET INCREASE (DECREASE) IN CASH                            (97)        103

CASH AT BEGINNING OF PERIOD                                211         247
                                                    ----------   ---------

CASH AT END OF PERIOD                                $     114   $     350
                                                    ==========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest             $       -   $       -
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

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, "Summary of Significant Accounting Policies." In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2004, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Now Seven.com, Inc. have been reported as discontinued operations for all periods presented.

BUSINESS CONDITION - The Company has suffered losses from operations and has a working capital deficiency of $6,188,849 at June 30, 2004. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,188,963 at June 30, 2004, or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

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

NOTE 2 - NOTES PAYABLE

The  Company received proceeds of $13,836 under  the  terms  of  notes  payable
during  the  six  months  ended  June  30,  2004.   The  note is due on demand,
unsecured and accrues interest at 15% per annum.

                                 ENSURGE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





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

E-COMMERCE EXCHANGE V. OUTBOUND ENTERPRISES, INC. OR ISHOPPER.COM, INC. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. As of June 30, 2004, the Company has accrued the above liability.

MEDIA SOURCE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of June 30, 2004, the Company has accrued the above liability.

MEDIABANG L.C. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of June 30, 2004, the Company has accrued the remaining liability.

POSITIVE RESPONSE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of June 30, 2004, the Company has accrued the above liability.

IOS CAPITAL, INC. V. ISHOPPER INTERNET SERVICES, INC. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases. As of June 30, 2004, the Company has accrued the above liability.

                                 ENSURGE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)






ONESOURCE.COM V. OUTBOUND ENTERPRISES AND ENSURGE, INC. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of June 30, 2004, the Company has accrued the above liability.

PACIFIC MEDIA DUPLICATION, LLC V. ISHOPPER.COM, INC., TOTALINET.NET, INC. AND RICHARD SCAVIA - In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (or its obligations as guarantor) under the office lease. The Company is in default on the leases. As of June 30, 2004, the Company has accrued the above liability.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney's fees. As of June 30, 2004, the Company has accrued the above liabilities.

NCX CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of June 30, 2004, the Company has accrued the above liability.

ALLISON EWRIN COMPANY V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but they were not made. As of June 30, 2004, the Company has accrued the above liability.

SCANPORT, INC. V ATLANTIC TECHNOLOGIES, INC. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of June 30, 2004, the Company has accrued the above liability.

AVNET ELECTRONICS MARKETING, INC. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of June 30, 2004, the Company has accrued the above liability.

                                 ENSURGE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)






US DRIVE TECHNOLOGY CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of June 30, 2004, the Company has accrued the above liability.

TROGON COMPUTER CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000; however, the payments were not made. As of June 30, 2004, the Company has accrued the above liability.

SUNTRUST BANK, N.A. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of June 30, 2004, the Company has recorded this liability.

A-BUSINESS FUNDING GROUP V ENSURGE, INC. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against enSurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at June 30, 2004

GLOBAL FUNDING V ENSURGE, INC. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against enSurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at June 30, 2004.

REA, LLC V ENSURGE, INC. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against enSurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at June 30, 2004.

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

RESULTS OF OPERATIONS

       Sales   for  the  three  months  ended  June  30,  2004  and  2003  were respectively, $211 and $349. The Company's principal source of revenue was from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

       General and administrative expenses for the three months ended June 30, 2004 and 2003 were, respectively, $18,534 and $21,032. These costs were mainly to keep operations of NowSeven.com, Inc. viable.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       EnSurge and its subsidiaries have several outstanding law suits against them and the company, which approximate $967,937. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

E-COMMERCE EXCHANGE V. OUTBOUND ENTERPRISES/ISHOPPER.   On December 18, 2000,
E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, Sandy Department seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, a settlement arrangement has been finalized to be paid out through receivables, however, until the obligation is paid in full the judgment remains unsatisfied.

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

MEDIABANG L.C. V. ISHOPPER INTERNET SERVICES, INC. In April 2000, iShopper Internet Services was informed that MediaBang had filed suit in the Third Judicial District Court, Salt Lake County, Utah, against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. An initial settlement installment of $2,000 was paid in November 2000 reducing the liability to $5,000, which amount is still outstanding. The Company remains committed to the settlement commitment but has been unable as of this date to satisfy the balance owed. MediaBang has reserved the right to reassert claims and to reinstitute the lawsuit against iShopper Internet Services in the event that the settlement amounts are not received. As of this date, however, no new lawsuit has been commenced.

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

PACIFIC MEDIA DUPLICATION, LLC V. ISHOPPER.COM, INC., TOTALINET.NET, INC. AND
RICHARD SCAVIA    In January 2001, Pacific Media brought suit in the Superior
Court of California, San Diego County, against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against the TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (or its obligations as guarantor) under the office lease. TotaliNet does not dispute its obligations under the office lease or the equipment lease. While it remains interested in negotiating a resolution with Pacific Media, as it is able to do so, it has reserved all rights it may have to raise any defenses available in the event that Pacific Media seeks to enforce the judgment where the Company conducts business.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES   In March 2001, Paychex filed
for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: EnSurge, Inc. $45,146, iShopper Internet Services, Inc. $13,247, Totalinet.net, Inc. $17,416, Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079. All requested amounts are plus interest at 1.5% per month, plus costs and attorney's fees. All arbitrations are still in process and nothing has been resolved to date. As the Company obtains funds it will seek opportunity to resolve these matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)Exhibits.

                    1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                              ENSURGE, INC.

DATE:    August 30, 2004                      /s/ Jeff A. Hanks
                                              Jeff A. Hanks, Chief Executive
Officer
                                              Chief Financial Officer,
Secretary, Director

                                                                    EXHIBIT 31

                                 ENSURGE, INC.
                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

      I, Jeff A. Hanks, Chief Financial Officer of enSurge, Inc., certify:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 By:  /s/ Jeff A. Hanks
      ------------------
      Chief Financial Officer                          August 30, 2004
      Jeff A. Hanks
      (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32


          CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350
           AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of enSurge, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jeff A. Hanks, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Jeff A. Hanks
   -------------------
Chief Executive Officer and Chief Financial Officer           August 30, 2004
Jeff A. Hanks    (Principal Executive Officer and Principal
                 Financial and Accounting Officer )