Form 10QSB
period 2004-09-30
ENSURGE INC
filed 2004-11-15
CIK 789879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER: 033-03275-D


                                 ENSURGE, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                                  87-0431533
       (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION)


                           2089 EAST FORT UNION BLVD
                         SALT LAKE CITY, UT  84121
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


                               Yes X       No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of November 15, 2004.

                                 ENSURGE, INC.
                                  FORM 10-QSB



                       QUARTER ENDED SEPTEMBER 30, 2004

                               TABLE OF CONTENTS


                                                             PAGE

                         PART I-FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Statements of Assets, Liabilities and
       Stockholders' Deficit - Liquidation Basis (Unaudited) as of
       September 30, 2004 and December 31, 2003                          3

      Condensed Consolidated Statements of Revenue and Expenses -
       Liquidation Basis (Unaudited) for the Three and Nine Months
       Ended September 30, 2004 and 2003                                 4

     Condensed Consolidated Statement of Stockholders' Deficit -
      Liquidation Basis (Unaudited) for the Nine Months
      Ended June 30, 2004                                                5

    Condensed Consolidated Statements of Cash Flows - Liquidation
     Basis (Unaudited) for the Three and Nine Months Ended
     September 30, 2004 and 2003                                         6

   Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 11

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                11

Item 4. Submission of matters to a vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
                                 ENSURGE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             2004	     2003
                                                          ------------   -------------
                                    ASSETS
CURRENT ASSETS

   Cash................................................    $       259   $        211
                                                         -------------   -------------

      TOTAL CURRENT ASSETS.............................            259            211
                                                         -------------   -------------

TOTAL ASSETS...........................................    $       259   $        211
                                                         =============   =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES SUBJECT TO COMPROMISE

   Trade accounts payable..............................    $  1,532,391  $   1,535,899

   Accrued liabilities.................................       2,264,809      2,104,795

   Notes payable.......................................       2,449,465      2,433,129
                                                           ------------  -------------


     TOTAL LIABILITIES SUBJECT TO COMPROMISE..........       6,246,665      6,073,823
                                                           ------------  -------------

STOCKHOLDERS' DEFICIT

   Common stock - $0.001 par value; 100,000,000
     shares authorized; 100,000,000 shares issued
     and outstanding....................................        100,000        100,000

   Additional paid-in-capital..........................      16,180,275     16,180,275

   Accumulated deficit.................................     (22,526,681)   (22,353,887)
                                                          -------------   ------------


TOTAL STOCKHOLDERS' DEFICIT............................      (6,246,406)    (6,073,612)
                                                          -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............    $        259   $       211
                                                          =============   ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                         -----------------------   --------------------------
                                                  2004       2003         2004     2003
                                         ----------------------------------------------------

SALES...............................      $     673   $   2,320   $    5,755   $     3,895

COST OF SALES.......................              -           -            -             -
                                        -----------------------------------------------------
GROSS PROFIT........................            673       2,320        5,755         3,895
                                        -----------------------------------------------------
EXPENSES
   General and administrative.......         11,528      17,357       39,201        51,127
   Interest expense.................         46,702      45,936      139,350       137,091
                                        -----------------------------------------------------
   TOTAL EXPENSES...................        (58,230)    (63,293)    (178,551)     (188,218)
                                        -----------------------------------------------------
NET LOSS............................      $ (57,557)  $ (60,973)  $ (172,794)  $  (184,323)
                                        =====================================================

BASIC AND DILUTED LOSS PER SHARE....      $   (0.01)  $   (0.01)  $    (0.01)  $     (0.01)
                                        =====================================================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION   100,000,000 100,000,000  100,000,000   100,000,000
                                        =====================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENSURGE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                                                TOTAL          TOTAL
                                                              ADDITIONAL    STOCKHOLDERS   STOCKHOLDERS
                                            COMMON STOCK        PAID-IN      ACCUMULATED      EQUITY
                                         SHARES     AMOUNT       CAPITAL       DEFICIT        DEFICIT
                                     ____________________________________________________________________

   BALANCE - DECEMBER 31, 2003        100,000,000   $100,000   $16,180,275   $(22,353,887)   $(6,073,612)


   Net loss for the period                      -          -             -       (172,794)      (172,794)
                                     -------------------------------------------------------------------

   BALANCE - SEPTEMBER 30, 2004       100,000,000   $100,000   $16,180,275   $(22,526,681)   $(6,246,406)
                                     ===================================================================


                                 ENSURGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           2004          2003
                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss...........................................    $ (172,794)   $  (184,323)

Adjustments to reconcile net loss to net cash used in operating activities:

  Changes in operating assets and liabilities:

   Trade accounts payable..........................        (3,508)        173,567

   Accrued liabilities.............................        160,014              -
                                                       ---------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (16,288)       (10,756)
                                                       ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable......................         16,336         10,668
                                                       ---------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES..........        16,336          10,668

NET INCREASE (DECREASE) IN CASH....................            48             (88)

CASH AT BEGINNING OF PERIOD........................            211            247
                                                       ---------------------------
CASH AT END OF PERIOD..............................    $       259   $        159
                                                       ===========================


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

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, "Summary of Significant Accounting Policies." In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2004, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Now Seven.com, Inc. have been reported as discontinued operations for all periods presented.

BUSINESS CONDITION - The Company has suffered losses from operations and has a working capital deficiency of $6,246,148 at September 30, 2004. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company's current liabilities of $6,246,665 at September 30, 2004, or to satisfy any of the Company's contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

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

E-COMMERCE EXCHANGE. V. OUTBOUND ENTERPRISES, INC. OR ISHOPPER.COM, INC. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. As of September 30, 2004, the Company has accrued the above liability.

MEDIA SOURCE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2004, the Company has accrued the above liability.

MEDIABANG. L.C. V. ISHOPPER INTERNET SERVICES, INC. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company's agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of September 30, 2004, the Company has accrued the remaining liability.

POSITIVE RESPONSE, INC. V. ISHOPPER INTERNET SERVICES, INC. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of September 30, 2004, the Company has accrued the above liability.

IOS CAPITAL, INC. V. ISHOPPER INTERNET SERVICES, INC. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases. As of September 30, 2004, the Company has accrued the above liability.

ONESOURCE.COM V. OUTBOUND ENTERPRISES AND ENSURGE, INC. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2004, the Company has accrued the above liability.

PACIFIC MEDIA DUPLICATION, LLC V. ISHOPPER.COM, INC., TOTALINET.NET, INC. AND RICHARD SCAVIA. - In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet's obligations (nor its obligations as guarantor) under the office lease. The Company is in default on the leases. As of September 30, 2004, the Company has accrued the above liability.

PAYCHEX, INC. V ENSURGE, INC. AND SUBSIDIARIES. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney's fees. As of September 30, 2004, the Company has accrued the above liabilities.

NCX CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of September 30, 2004, the Company has accrued the above liability.

ALLISON EWRIN COMPANY V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made. As of September 30, 2004, the Company has accrued the above liability.

SCANPORT, INC. V ATLANTIC TECHNOLOGIES, INC. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of September 30, 2004, the Company has accrued the above liability.

AVNET ELECTRONICS MARKETING, INC. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of September 30, 2004, the Company has accrued the above liability.

US DRIVE TECHNOLOGY CORPORATION V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of September 30, 2004, the Company has accrued the above liability.

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

SUNTRUST BANK, N.A. V ATLANTIC TECHNOLOGIES INTERNATIONAL, INC. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of September 30, 2004, the Company has recorded this liability.

A-BUSINESS FUNDING GROUP V ENSURGE, INC. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2004

GLOBAL FUNDING V ENSURGE, INC. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2004.

REA, LLC V ENSURGE, INC. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2004.


NOTE 3 - SUBSEQUENT EVENTS

On September 30, 2004, the Company filed for protection from creditors under Chapter 11 of the Federal bankruptcy law. Accordingly, all liabilities of the Company have been classified as subject to compromise. While under the control of the court, interest expense relating to notes payable will not be accrued while the Company is insolvent.

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

      On September 30, 2004, the Company filed for Bankruptcy in the state of Nevada.

RESULTS OF OPERATIONS

      Sales for the three months ended September 30, 2004 and 2003 were respectively, $673 and $2,320. The Company's principal source of revenue was from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      General and administrative expenses for the three months ended September 30, 2004 and 2003 were, respectively, $11,528 and $17,357. These costs were mainly to keep operations of NowSeven.com, Inc. viable.

      Sales for the nine months ended September 30, 2004 and 2003 were respectively, $5,755 and $3,895. The Company's principal source of revenue was from database marketing. NowSeven.com, Inc. is the only remaining company with sales.

      General and administrative expenses for  the three months ended September
30, 2004 and 2003 were, respectively, $39,201 and  $51,127.   These  costs were
mainly to keep operations of NowSeven.com, Inc. viable.

      The Company has discontinued the following subsidiaries and their operations: Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio's, Inc., and iShopper Internet Solutions, Inc.

      EnSurge and its subsidiaries  have  several outstanding law suits against
them,  which  approximate  $967,937.   Settlement  arrangements  have  been  in
process, however due to lack of cash, any arrangements are uncertain.



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

      (b)Reports on Form 8-K.

            Yes



OTHER ITEMS

   There were no other items to be reported under Part II of this report.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENSURGE, INC.

DATE:   November 15, 2004             /s/ Jeff A. Hanks
                     		      -----------------
                                      Jeff A. Hanks, Chief Executive Officer
                                      Chief Financial Officer, Secretary,
                                      Director