Form 10KSB
period 2004-12-31
ENSURGE INC
filed 2005-05-16
CIK 789879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

EnSurge, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

2089 Fort Union Blvd SLC, UT (Address of Principal Executive Offices)	84121 (Zip Code)

Issuer's Telephone Number (801) 673-2953

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant’s revenues for its most recent fiscal year were $5,756.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 15, 2005 was approximately $100,000.

The registrant had issued and outstanding 100,000,000 shares of its common stock on April 15, 2005.

331544.2

EnSurge, INC.
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.

BUSINESS

1

ITEM 2.

PROPERTIES

3

ITEM 3.

LEGAL PROCEEDINGS

3

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

7

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

8

ITEM 7.

FINANCIAL STATEMENTS

13

REPORT OF INDEPENDENT ACCOUNTANTS

14

CONSOLIDATED BALANCE SHEETS

15

CONSOLIDATED STATEMENTS OF OPERATIONS

16

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

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

GENERAL DEVELOPMENT OF BUSINESS

Sunwalker Development, Inc. (“the Company”) was incorporated in the State of Utah on March 28, 1985, and was subsequently changed to a Nevada Corporation on September 14, 1999.  The Company was incorporated for the purpose of providing a business framework within which capital could be raised and business opportunities, with profit potential, could be sought.  From the period of inception until December 31, 1989, the Company operated as a development stage corporation.  Effective February 1, 1990, the Company began permanent operations in the mining industry with emphasis on decorative rock used in landscaping.

In 1990 the Company acquired a mining property located in Morristown, (near Wickenburg) Arizona.  In 1994 and 1995, the Company sold all of its assets and ceased active operations.

Effective October 7, 1999 the Company merged with ECenter, Inc, a Utah corporation.  Subsequently, the Company changed its name to iShopper.com, Inc. (“iShopper.com”).  As a result of the merger, the Company had two wholly-owned subsidiaries:  Outbound Enterprises, Inc. and iShopper Internet Services, Inc.  A total of 125,000 shares of the Company’s common stock were issued pursuant to the merger.  Effective November 1999, the Company refocused its efforts into becoming an Internet holding company.  In September 2000, Outbound Enterprises discontinued its operations.  In December 2000 iShopper Internet Services discontinued its operations.  On January 31, 2000 it entered into a sales agreement with Digital Commerce Bank, Inc. to purchase its assets.  This sales agreement was finalized January of 2002.

On November 1, 1999, the Company purchased NowSeven.com, Inc. for a total of 1,000,000 shares of the Company’s common stock.

On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 7,500 shares of the Company’s common stock and cash of $40,000.  Entity was discontinued December 2002.

On April 4, 2000, the Company purchased Uniq Studios, Inc. for 1,500,000 shares of the Company’s common stock and options to purchase 500,000 shares of common stock at $7.60 per share.  Effective November 2001 Uniq Studios, Inc. discontinued its operations.

On April 7, 2000, the Company purchased Totalinet.net, Inc. for 200,000 shares of the Company’s common stock.  Effective December 5, 2000 Totalinet.net, Inc. discontinued its operations.

On May 31, 2000, the Company purchased Atlantic Technologies International, Inc. for 238,200 shares of the Company’s common stock.  Effective April 27, 2001 Atlantic Technologies International, Inc. discontinued its operations.

On May 31, 2000, the Company purchased Internet Software Solutions, Inc. for 100,000 shares of the Company’s common stock.  Effective April 27, 2001 Internet Software Solutions, Inc. discontinued its operations.

On June 1, 2000, the Company purchased KT Solutions, Inc. for 500,000 shares of the Company’s common stock and options to purchase 250,000 additional shares of the Company’s common stock.  Effective April 1, 2001, the Company sold KT Solutions Inc. to Knowledge Transfer Systems, Inc. for 8,000,000 shares of common stock.

On October 18, 2000, the Company changed its name from iShopper.com, Inc to EnSurge, Inc.

On February 5, 2001, the Company created a new subsidiary named ZaiBon, Inc., which was discontinued December 2002.

On February 15, 2001, the company did a 5 for 1 forward split.  Providing each shareholder five shares for every one share owned ..  Prior to the split the company had 14,386,775 shares issued and outstanding and subsequent to the split the company had 71,933,875 issued and outstanding.  The accompanying financial statements reflect the split.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words “believes,” “expects,” “anticipates” or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  In addition to the other risks described in the “Factors That May Affect Future Results” discussion under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

•

changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•

our ability to raise sufficient capital to meet operating requirements,

•

various competitive factors that may prevent us from competing successfully in the marketplace, and

•

changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

STRATEGY & MARKET OPPORTUNITY

While the Company strives to create positive shareholder value from every holding in its portfolio, there will be some holdings that will not reach their full potential.

PRODUCTS & SERVICES - CURRENT

The products and services of EnSurge’s wholly owned companies as of April 15, 2005 include NowSeven.com, Inc. , a subsidiary of the Company.

Marketing Services

NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to Technology and Internet based companies.  The Company owns electronic databases and mailing lists.

EMPLOYEES

As of April 15, 2005, EnSurge and its subsidiaries employed a total of 1 person.  None of our employees are associated with unions.

ENVIRONMENTAL STANDARDS

The Company is not involved in any project that would effect the environment.

ITEM 2.

PROPERTIES

Our corporate office is located at 2089 Fort Union Blvd, SLC, Utah  84121.  We believe that this property is suitable for our immediate needs.  EnSurge and NowSeven are located and managed at the corporate facility.

ITEM 3.

LEGAL PROCEEDINGS

EnSurge and its’ subsidiarys have several outstanding law suits against them and the company, which approximate, $961,937.  Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

E-Commerce Exchange. v. Outbound Enterprises/iShopper.   On December 18, 2000, E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, seeking recovery of amounts owed for services provided in the amount of $15,939.  There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services.  The Company is attempting to settle the judgment from financed receivables available to Outbound.  At this date, a settlement arrangement has been finalized to be paid out through receivables, however, as the obl igation has not been paid in full the judgment remains unsatisfied.

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

MediaBang. L.C. v. iShopper Internet Services, Inc.  In April 2000, iShopper Internet Services was informed that MediaBang had filed suit in the Third Judicial District Court, Salt Lake County, Utah, against them in December 1999 seeking recovery of amounts owed for programming services furnished  to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees.  Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company’s agreement to guarantee payments.  The lawsuit was subsequently dismissed.  An initial settlement installment of $2,000 was paid in November 2000 reducing the liability to $5,000, which amount is still outstanding.  The Company remains committed to the settlement commitment but has been unable as of this date to satisfy the balance owed.  MediaBang has reserved the right to reassert claims and to reinstitute the lawsuit against iShopper Internet Services in the event that the settlement amounts are not received.  As of this date, however, no new lawsuit has been commenced.

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

IOS Capital, Inc. v. iShopper Internet Services, Inc.    In January 2001, IOS Capital brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking replevin of leased copy machines and  judgment for lease balances totaling $17,553, plus interest and attorneys fees.  IShopper Internet Services filed its answer in February 2001 disputing plaintiff’s claims in part and inviting the plantiff to retrieve both items of equipment.  The lawsuit remains at that stage.

OneSource.com v. Outbound Enterprises and enSurge, Inc.    In October 2000, OneSource.com brought suit in the Third Judicial District Court, Salt Lake City, Utah, against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to a judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required.  The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees.  The Company intends to attempt to settle judgment as funds become available.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia.    In January 2001, Pacific Media brought suit in the Superior Court of California, San Diego County, against the Company, TotaliNet and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively.

The plaintiff claims are against TotaliNet and the Company as guarantor on the office lease and against TotaliNet and Scavia, as its prior president and as guarantor, on the equipment lease.  The Company does not dispute TotaliNet’s obligations (nor its obligations as guarantor) under the office lease.  TotaliNet does not dispute its obligations under the office lease or the equipment lease.  While it remains interested in negotiating a resolution with Pacific Media, as it is able to do so, it has reserved all rights it may have to raise any defenses available in the event that Pacific Media seeks to enforce the judgment where the Company conducts business.

Paychex, Inc. v EnSurge, Inc. and Subsidiaries.  In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex.  Paychex has filed arbitration separately for each company as follows:  EnSurge, Inc. $45,146, iShopper Internet Services, Inc. $13,247, Totalinet.net, Inc. $17,416, Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079.  All requested amounts are plus interest at 1.5% per month, plus costs and attorney’s fees.  All arbitrations are still in process and nothing has been resolved to date.  As the Company obtains funds it will seek opportunity to resolve these matters.

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

None

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	HIGH	LOW
2003
First Quarter	$ 0.0001	$ 0.0001
SecondQuarter	0.002	0.0001
Third Quarter	0.003	0.001
Fourth Quarter	0.008	0.001

2004
First Quarter	$ 0.004	$ 0.002
SecondQuarter	0.003	0.001
Third Quarter	0.004	0.001
Fourth Quarter	0.003	0.0009

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

On April 15, 2005, there were 354 shareholders of record of our common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

We do not presently pay dividends on our common stock.  We intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.

ISSUANCE OF SECURITIES

None

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words “believes,” “expects,” “anticipates” or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  In addition to the other risks described in the “Factors That May Affect Future Results” discussion under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

•

changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•

our ability to raise sufficient capital to meet operating requirements,

•

various competitive factors that may prevent us from competing successfully in the marketplace, and

•

changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 7 of this Report.

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Revenue:	$ 5,756	$ 6,136
Expenses (including selling, general and administrative)	254, 845	248,158
Net loss	$ 249,089	$ 242,022

The Company maintains one subsidiary and the parent holding Company.  The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Sales for the twelve months ended December 31, 2004 and 2003 were respectively, $5,756 and $6,136.  The Company’s principal source of revenue for 2004 was from marketing and database sales.  NowSeven.com, Inc. is the only remaining company with sales and operations.

General & Administrative expenses for the twelve months ended December 31, 2004 and 2003 were, respectively, $68,738 and $64, 965 ..  These costs were mainly to keep operations of the parent and other companies viable.

The Company has discontinued the following subsidiaries and their operations:  Outbound Enterprises, Inc., iShopper Internet Services, Inc., Stinkyfeet, Inc., Uniq Studios, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., and Zaibon, Inc.

EnSurge and its’ subsidiarys have several outstanding law suits against them and the company, which approximate, $961,937.  Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

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

We Incurred Operating Losses for the Current Year

At December 31, 2004, our accumulated deficit since inception was $22,602,976.  For the twelve months ended December 31, 2004, we incurred a net loss of $249,089.  We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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

 Quarterly Operating Results May Fluctuate.

Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

•

our ability to attract new customers at a steady rate and maintain customer satisfaction,

•

the demand for the products and services we intend to market,

•

the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

•

the introduction of new or enhanced services by us or our competitors, and

•

economic conditions specific to the Technology, internet, e-commerce or all or a portion of the technology market.

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

We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•

the timing and market acceptance of our business model,

•

our competitors' ability to gain market control,

•

the success of our marketing efforts,

•

acquisitions of companies with new internet models or technology,

•

refocusing companies to internet based models,

•

using current relations to extend all business sales and marketing.

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

The Volatility of Our Securities Prices May Increase.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•

quarter to quarter variations in operating results,

•

adverse news announcements,

•

market conditions in the Internet-based professional services, business, and business-to-business e-commerce.

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

PART II

ITEM 7.  FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this Report:

ENSURGE, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

14

Consolidated Statements of Assets, Liabilities and Stockholders’ Deficit –

  Liquidation Basis as of December 31, 2004 and  2003

15

Consolidated Statements of Revenue and Expenses – Liquidation Basis for the

  Years Ended December 31, 2004 and 2003

16

Consolidated Statements of Stockholders’ Deficit –

  Liquidation Basis for the Years Ended December 31, 2003 and  2004

17

Consolidated Statements of Cash Flows – Liquidation Basis for the Years

  Ended December 31, 2004 and 2003

18

Notes to Consolidated Financial Statements

19

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

   EnSurge, Inc.

We have audited the accompanying consolidated statement s of assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc., a Nevada corporation, and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of revenue and expenses—liquidation basis, stockholders’ deficit—liquidation basis, and cash flows—liquidation basis for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S) .. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc. and subsidiaries as of December 31, 2004 and 2003, their revenues and expenses—liquidation basis and their cash flows—liquidation basis for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

May 10 , 2005

14

The accompanying notes are an integral part of these consolidated financial statements.

1

ENSURGE, INC.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS AS OF DECEMBER 31, 2004 AND 2003

2004

2003

ASSETS

Current Assets

Cash

$

672

$

211

Total Current Assets

672

211

Total Assets

$

672

$

211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Trade accounts payable

$

  1,532, 392

$

1,535,899

Accrued liabilities

2,338,566

2,104,795

Notes payable

2,452,415

2,433,129

Total Current Liabilities

6,323,372

6,073,823

Stockholders' Deficit

Common stock - $0.001 par value; 100,000,000 shares authorized;

 100,000,000 shares outstanding

100,000

100,000

Additional paid-in-capital

16,180,275

16,180,275

Accumulated deficit

(22,602,976)

(22,353,887)

Total Stockholders' Deficit

(6,322,701)

(6,073,612)

Total Liabilities and Stockholders' Deficit

$

672

$

211

1

The accompanying notes are an integral part of these consolidated financial statements.

1

ENSURGE, INC.

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES – LIQUIDATION BASIS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         2004

        2003

Sales

$

5,756

$

6,136

Expenses

General and administrative

68,738

64, 965

   Interest expense

186,107

183,193

Total Expenses

254, 845

248,158

Net Loss

$

(249,089)

$

(242,022)

Basic and Diluted Net Loss Per Common Share

$

(0.00)

$         (0.00)

Basic and Diluted Weighted Average Common Shares

 Outstanding

100,000,000

100,000,000

The accompanying notes are an integral part of these consolidated financial statements.

1

ENSURGE, INC.

CONSOLIDATED

  STATEMENTS OF STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

Additional

Total

Common Stock

Paid-in

Accumulated

Stockholders’

Shares

Amount

   Capital

Deficit

Deficit

Balance - December 31, 2002

100,000,000

100,000

16,180,275

(22,111,865)

(5,831,590)

Net loss

–

–

–

(242,022)

(242,022)

Balance - December 31, 2003

100,000,000

100,000

16,180,275

(22,353,887)

(6,073,612)

Net loss

–

–

–

(249,089)

(249,089)

Balance - December 31, 2004

100,000,000

$

100,000

$

16,180,275

$

(22,602,976)

 $

(6,322,701)

The accompanying notes are an integral part of these consolidated financial statements.

2

ENSURGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – LIQUIDATION BASIS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2004

2003

Cash Flows From Operating Activities

Net loss

$

(249,089)

$

(242,022)

Changes in assets and liabilities, net of effects from acquisitions:

Trade accounts payable

(3,507)

3,466

Accrued liabilities

233,771

221,268

Net Cash Used in Operating Activities

(18,825)

(17,288)

Cash Flows From Financing Activities

Increase in notes payable

19,286

17,252

Net Cash Provided by Financing Activities

19,286

17,252

Net Increase (Decrease)  in Cash

461

(36)

Cash at Beginning of Year

211

247

Cash at End of Year

$

672

$

The accompanying notes are an integral part of these consolidated financial statements.

1

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying consolidated financial statements are presented on a liquidation basis of accounting.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations from Now Seven.com, Inc. has been reported as discontinued operations for all periods presented.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $6,322,701 at December 31, 2004. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $6,323, 372 at December 31, 2004 or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits.

Sales Recognition – Sales consist primarily of providing database services to customers.  Revenue from the services and the sale of database information is recognized upon completion and delivery of the services and acceptance by the customer.

Stock-Based Compensation – The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25"). Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

No options were granted during the years ended December 31, 2003 and 2004.  If the compensation cost from options granted to employees in previous years had been determined based on the fair value on the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share for the years ended December 31, 2004 and 2003 would not have changed.  Therefore, pro forma financial information has not been presented.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Income Taxes – The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carryforwards are expected to be realized. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

Recently Enacted Accounting Standards – In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the modified-prospective basis alternative, which has been selected by the Company to adopt Statement 123(R), the Company is required to adopt Statement 123(R) on January 1, 2006 and the Company will recognize employee compensation from stock options and awards equal to their unamortized grant-date fair value over their remaining vesting period. As of December 31, 2004, the Company does not have any stock options outstanding; therefore adopting Statement 123(R) is not expected to have any effect on the Company’s future financial position or results of operations unless additional stock options or awards occur.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its financial statements.

NOTE 2 – NOTES PAYABLE

The Company received proceeds of $19,286 under the terms of a note payable during 2004.  The note is due on demand, unsecured and accrues interest at 15% per annum.

A summary of notes payable at December 31, 2004 and 2003 is as follows:

2004

2003

6.06% Notes payable, due November 1997, in default,

  secured by mining claims previously held by a former

  subsidiary

$

126,000

$

126,000

Note payable to a bank, in default, secured by assets of

  Atlantic Technologies International, Inc.

184,159

184,159

8% Notes payable, due on demand, unsecured

1,716,931

1,716,931

12% Note payable, due on demand, unsecured

80,622

80,622

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

13% Note payable, due on demand, unsecured

285,811

285,811

15% Note payable, due on demand, unsecured

36,538

17,252

18% Note payable, due on demand, unsecured

18,000

18,000

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured

4,354

4,354

Total Notes Payable

$

2,452,415

$

2,433,129

The Company has ceased to accrue interest on a note payable to a bank, in default, secured by the assets of Atlantic Technologies International, Inc. in the amount of $184,159, as well as a 12% note payable, due on demand and unsecured, due to an officer of Uniq in the amount of $80,622.

NOTE 3 – STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2004 and 2003 is as follows:

Weighted

   Average

Exercise

Exercise

Options

Price

Price

Balance, December 31, 2002

3,426,800

0.03   -   7.60

0.63

Balance, December 31, 2003

3,426,800

0.03   -   7.60

0.63

Expired

(400,000)

                1.75

0.00

Balance, December 31, 2004

3, 026 ,800

0.03   -   7.60

0. 48

Exercisable, December 31, 2003 & 2004

3, 026 ,800

0.03   -   7.60

0. 48

A summary of stock options outstanding and exercisable as of December 31, 2004 follows:

Options Outstanding

Options Exercisable

Weighted-

Range of

Weighted-Average

Average

Exercise

Number

Remaining

Weighted-Average

Number

Exercise

Prices

Outstanding

Contractual Life

Exercise Price

Exercisable

Price

$0.03 - $0.10

2,726,800

1 ..3 years

$

0.03

2,726,800

$

0.03

4.00

250,000

0 ..3 years

4.00

250,000

4.00

7.60

50,000

0 ..3 years

7.60

50,000

  7.60

0.03 - 7.60

3, 026 ,800

3, 026 ,800

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 4 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $ 8,360,425 at December 31, 200 4 .. The operating loss carry forwards expire from 2019 through 202 4 .. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 200 4 and 200 3 :

2004

2003

Deferred Tax Assets

Operating loss carry forwards

$

3,060,833

$

2,967,084

Depreciation

4,569

5,414

Total Deferred Tax Assets

3,065,402

2,972,498

Valuation Allowance

(3,065,402)

(2,972,498)

Net Deferred Tax Asset

$

–

$

–

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

200 4

200 3

Benefit at statutory rate (34%)

$

84 , 690

$

82,287

Change in valuation allowance

( 92 , 904 )

(90,268)

State tax benefit, net of federal tax effect

8 , 214

7,981

Net Benefit (Expense) From Income Taxes

$

–

$

–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. – In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services.  As of December 31, 2004, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. – In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of  $53,399 plus interest and attorneys fees.  The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time.  As a result, Media Source dismissed the lawsuit.  iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance.  The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2004, the Company has accrued the above liability.

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

MediaBang. L.C. v. iShopper Internet Services, Inc. – In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees.  Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company’s agreement to guarantee payments.  The lawsuit was subsequently dismissed.  In November 2000, $2,000 was paid reducing the liability to $5,000.  As of December 31, 2004, the Company has accrued the remaining liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. – In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896.  Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments.  All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%.  As of December 31, 2004, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. – In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees.  iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases.  As of December 31, 2004, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of December 31, 2004, the Company has accrued the above liability.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. – In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease.  The Company does not dispute TotaliNet’s obligations (nor its obligations as guarantor) under the office lease. The Company is in default on the leases.  As of December 31, 2004, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. – In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of December 31, 2004, the Company has accrued the above liabilities.

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NCX Corporation v Atlantic Technologies International, Inc. – In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472.  As of December 31, 2004, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. – On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made.  As of December 31, 2004, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. – On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212.  As of December 31, 2004, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. – On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856.  As of December 31, 2004, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. – On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of December 31, 2004, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. – On June 15, 1999, Trog o n Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000, however, the payments were not made. As of December 31, 2004, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. – In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of December 31, 2004, the Company has recorded this liability.

A-Business Funding Group v Ensurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2004

Global Funding v Ensurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at December 31, 2004.

ENSURGE, INC.

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

DECEMBER 31, 2004 AND 2003

REA, LLC v Ensurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at December 31, 2004.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding our executive officers as of April 8, 2005:

Name	Age	Position

Jeff A. Hanks	39	President and Chief Financial Officer

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

21.1

Subsidiaries of EnSurge, Inc.

1

24.1

Powers of Attorney for Messrs.  Hanks.

(b).

Reports on Form 8-K:

ITEM 14.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

(b)

Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnSurge, Inc.

May 13, 2005

By:

JEFF A. HANKS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

President, Chief Executive Officer, and
JEFF A. HANKS

Chief Financial Officer, and Director

3

4

EXHIBIT INDEX

21.1

Subsidiaries of EnSurge, Inc.

24.1

Powers of Attorney for Messrs. Hanks.

31

Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed and incorporated herein by reference.

6

Exhibit 21.1

EnSurge, Inc.

SUBSIDIARIES OF THE REGISTRANT

Subsidiary Name	State or Other Jurisdiction of Incorporation or Organization	Names Under Which Each Subsidiary Does Business

Outbound Enterprises, Inc.	Utah	Same

iShopper Internet Services, Inc.	Utah	Same

NowSeven.com, Inc.	Delaware	Same

Stinkyfeet.com, Inc.	Utah	Same

Uniq Studios, Inc.	Nevada	Same

Totalinet.net, Inc.	Nevada	Same

Atlantic Technologies International, Inc.	Florida	Same

Internet Software Solutions, Inc.	Florida	Same

ZaiBon, Inc.	Nevada	Same

Exhibit 24.1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each officer and/or director of EnSurge, Inc. whose signature appears below constitutes and appoints Scott R. Hosking, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign in the name of or on behalf of the undersigned, as a director of said corporation, the Annual Report on Form 10-K of EnSurge, Inc. for the year ended December 31, 2000, and any and all amendments to such Annual Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney this 13th day of May , 2005.

President and Chief Financial Officer,

JEFF A. HANKS

EXHIBIT 31

Form of Certification for Form 10-KSB

I, Jeff A. Hanks, Chief Executive Officer of EnSurge, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-KSB of EnSurge, Inc. (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

1.

The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2005	/s/ Jeff A. Hanks
Jeff A. Hanks
Chief Executive Officer, Chief Financial Officer

EXHIBIT 32

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify that the Annual Report on Form 10-KSB of Ensurge, Inc. for the year ended December 31, 2004, as filed April 8, 2005 with the Securities and Exchange Commission, to the best of our knowledge fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of Ensurge, Inc.

Date: May 13, 2005	/s/ Jeff A. Hanks
Jeff A. Hanks
President and Chief Executive Officer Chief Financial Officer
(Principal Executive and Financial Officer)