Form 10QSB
period 2005-09-30
ENSURGE INC
filed 2005-11-25
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended September 30, 2005

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

Yes X No

There were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding as of November 21, 2005.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Assets, Liabilities and Stockholders' Deficit -
Liquidation Basis (Unaudited) as of September 30, 2005 and December 31, 2004 3

Condensed Consolidated Statements of Revenue and Expenses - Liquidation Basis
(Unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004 4

Condensed Consolidated Statements of Cash Flows - Liquidation Basis (Unaudited)
for the Nine Months Ended September 30, 2005 and 2004 5

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

September 30, December 31,
2005 2004
ASSETS
Current Assets
Cash $ 6,008 $ 672

Total Current Assets 6,008 672

Total Assets $ 6,008 $ 672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable $ 1,532,168 $ 1,532,392
Accrued liabilities 2,511,365 2,338,566
Notes payable 2,490,564 2,452,414

Total Current Liabilities 6,534,097 6,323,372

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized;
100,000,000 shares issued and outstanding 100,000 100,000
Additional paid-in-capital 16,180,275 16,180,275
Accumulated deficit (22,808,364) (22,602,976)

Total Stockholders' Deficit (6,528,089) (6,322,701)

Total Liabilities and Stockholders' Deficit $ 6,008 $ 672

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REVENUE
AND EXPENSES – LIQUIDATION BASIS
(UNAUDITED)

For the Three Months For the Nine Months
Ended September 30, Ended September 30,
2005 2004 2005 2004

Sales $ - $ 673 $ - $ 5,755

Cost of Sales - - - -

Gross Profit - 673 - 5,755

Expenses
General and administrative 30,924 11,528 59,588 39,199
Interest expense 51,267 46,702 145,800 139,350

Total Expenses (82,191) (58,230) (205,388) (178,549)

Net Loss $ (82,191) $ (57,557) $ (205,388) $ (172,794)

Basic and Diluted Loss per Share $ (0.01) $ (0.01) $ (0.01) $ (0.01)

Weighted Average Number of Common
Shares Used in Per Share Calculation 100,000,000 100,000,000 100,000,000 100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

For the Nine Months
Ended September 30,
2005 2004

Cash Flows From Operating Activities
Net loss $ (205,388) $ (172,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Trade accounts payable (224) (3,508)
Accrued liabilities 172,798 160,014
Net Cash Used in Operating Activities (32,814) (16,288)

Cash Flows From Financing Activities
Proceeds from note payable 38,150 16,336

Net Cash Provided by Financing Activities 38,150 16,336

Net Increase (Decrease) in Cash 5,336 48

Cash at Beginning of Period 672 211

Cash at End of Period $ 6,008 $ 259

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2004, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2005, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004.  The results of operations for the three and nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $6,528,089 at September 30, 2005. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $6,534,097 at September 30, 2005, or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

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

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. – In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services.  As of September 30, 2005, the Company has accrued the above liability.

Media Source, Inc. v. iShopper Internet Services, Inc. – In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees.  The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time.  As a result, Media Source dismissed the lawsuit.  iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance.  The obligation for the unpaid balance under the settlement agreement is undisputed. As of September 30, 2005, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. – In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees.  Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against the $7,000 settlement amount, conditional on the Company’s agreement to guarantee payments.  The lawsuit was subsequently dismissed.  In November 2000, $2,000 was paid reducing the liability to $5,000.  As of September 30, 2005, the Company has accrued the remaining liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. – In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896.  Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments.  All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%.  As of September 30, 2005, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. – In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees.  iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases.  As of September 30, 2005, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2005, the Company has accrued the above liability.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. – In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease.  The Company does not dispute TotaliNet’s obligations (nor its obligations as guarantor) under the office lease. The Company is in default on the leases.  As of September 30, 2005, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. – In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of September 30, 2005, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. – In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472.  As of September 30, 2005, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. – On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made.  As of September 30, 2005, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. – On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212.  As of September 30, 2005, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. – On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856.  As of September 30, 2005, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. – On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of September 30, 2005, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. – On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000, however, the payments were not made. As of September 30, 2005, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. – In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of September 30, 2005, the Company has recorded this liability.

A-Business Funding Group v Ensurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2005

Global Funding v Ensurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2005.

REA, LLC v Ensurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2005.

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

Results of Operations

Sales for the three months ended September 30, 2005 and 2004 were respectively, $0 and $673.  The Company’s principal source of revenue was from database marketing.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were, respectively, $30,924 and $11,528.  These costs were mainly to keep operations of the Company viable.

Sales for the nine months ended September 30, 2005 and 2004 were respectively, $0 and $5,755.  The Company’s principal source of revenue was from database marketing.

General and administrative expenses for the nine months ended September 30, 2005 and 2004 were, respectively, $59,588 and $39,199.  These costs were mainly to keep operations of the Company viable.

The Company has discontinued the following subsidiaries and their operations: NowSeven.com, Inc., Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio’s, Inc., and  iShopper Internet Solutions, Inc.

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

November 23, 2005

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

By: /s/ Jeff A. Hanks	Chief Financial Officer	November 23, 2005
D Jeff A. Hanks	( (Principal Financial and Accounting Officer)

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

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Jeff A. Hanks	Chief Executive Officer and Chief Financial Officer	November 23, 2005
Jeff A. Hanks	(Principal Executive Officer and Principal Financial and Accounting Officer )