Form 10KSB
period 2005-12-31
ENSURGE INC
filed 2006-04-17
CIK 789879

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 003-03275-D

             EnSurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2089 Fort Union Blvd
SLC, UT	84121
(Address of principal executive offices)	(Zip Code)

(801) 673-2953
(Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

As of April 14, 2006, the aggregate market value of the common voting stock held by non-affiliates of the issuer, was approximately $300,000.

As of April 14, 2006, the issuer had outstanding 100,000,000 shares of common stock ($0.001 par value).

EnSurge, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

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

On February 15, 2001, the company did a 5 for 1 forward split. Providing each shareholder five shares for every one share owned. Prior to the split the company had 14,386,775 shares issued and outstanding and subsequent to the split the company had 71,933,875 issued and outstanding. The accompanying financial statements reflect the split.

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

Products & Services - Current

The products and services of EnSurge’s wholly owned companies as of April 14, 2006 include NowSeven.com, Inc., a subsidiary of the Company.

Marketing Services

NowSeven.com, Inc. specializes in business-to-business database lists and services that support direct marketing to Technology and Internet based companies. The Company owns electronic databases and mailing lists.

Employees

As of April 14, 2006, EnSurge and its subsidiaries employed a total of 1 person. None of our employees are associated with unions.

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

E-Commerce Exchange. v. Outbound Enterprises/iShopper. On December 18, 2000, E-Commerce brought suit against Outbound and iShopper Internet Services in four separate small claims actions filed in Salt Lake County, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. The Company is attempting to settle the judgment from financed receivables available to Outbound. At this date, a settlement arrangement has been finalized to be paid out through receivables, however, as the obligation has not been paid in full the judgment remains unsatisfied.

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

	HIGH	LOW
2004
First Quarter	$0.004	$0.002

SecondQuarter	0.003	0.001

Third Quarter	0.004	0.001

Fourth Quarter	0.003	0.0009

2005
First Quarter	$0.004	$0.001

SecondQuarter	0.004	0.001

Third Quarter	0.0075	0.002

Fourth Quarter	0.003	0.0015

Approximate Number of Equity Security holders

On April 14, 2006, there were 354 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

	Year	Year
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2004
Revenue:	$0	$5,756

Expenses (including selling, general and administrative)	270,733	254,845

Net loss	$270,733	$249,089

The Company maintains one subsidiary and the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Sales for the twelve months ended December 31, 2005 and 2004 were respectively, $0 and $5,756. The Company’s had no revenue for 2005 and the principal source of revenue for 2004 was from marketing and database sales, which have ended.

General & Administrative expenses for the twelve months ended December 31, 2005 and 2004 were, respectively, $76,196 and $68,738. These costs were mainly to keep operations of the parent and other companies viable.

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

We Incurred Operating Losses for the Current Year

At December 31, 2005, our accumulated deficit since inception was $22,873,709. For the twelve months ended December 31, 2005, we incurred a net loss of $270,733. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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

The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 16 of this Report:

ENSURGE, INC.

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
EnSurge, Inc.

We have audited the accompanying consolidated statements of assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc., a Nevada corporation, and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of revenue and expenses—liquidation basis, stockholders’ deficit—liquidation basis, and cash flows—liquidation basis for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc. and subsidiaries as of December 31, 2005 and 2004, their revenues and expenses—liquidation basis and their cash flows—liquidation basis for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 13, 2006

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS’
DEFICIT - LIQUIDATION BASIS AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current Assets
Cash	$400	$672

Total Current Assets	400	672

Total Assets	$400	$672

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$1,532,167	$1,532,392
Accrued liabilities	2,569,103	2,338,566
Notes payable	2,492,564	2,452,415
Total Current Liabilities	6,593,834	6,323,373
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 100,000,000 shares outstanding	100,000	100,000
Additional paid-in-capital	16,180,275	16,180,275
Accumulated deficit	(22,873,709)	(22,602,976)
Total Stockholders' Deficit	(6,593,434)	(6,322,701)

Total Liabilities and Stockholders' Deficit	$400	$672

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales	$--	$5,756

Expenses
General and administrative	76,196	68,738
Interest expense	194,537	186,107
Total Expenses	270,733	254,845
Net Loss	$(270,733)	$(249,089)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2003	100,000,000	100,000	16,180,275	(22,353,887)	(6,073,612)

Net loss	-	-	-	(249,089)	(249,089)
Balance - December 31, 2004	100,000,000	100,000	16,180,275	(22,602,976)	(6,322,701)

Net loss	-	-	-	(270,733)	(270,733)
Balance - December 31, 2005	100,000,000	$100,000	$16,180,275	$(22,873,709)	$(6,593,434)

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities
Net loss	$(270,733)	$(249,089)
Changes in current assets and liabilities:
Trade accounts payable	(225)	(3,507)
Accrued liabilities	230,537	233,771
Net Cash Used in Operating Activities	(40,421)	(18,825)

Cash Flows From Financing Activities
Increase in notes payable	40,149	19,286
Net Cash Provided by Financing Activities	40,149	19,286

Net Increase (Decrease) in Cash	(272)	461

Cash at Beginning of Year	672	211

Cash at End of Year	$400	$672

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Business Condition - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $6,593,434 at December 31, 2005. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $6,593,835 at December 31, 2005 or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits.

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

No options were granted during the years ended December 31, 2005 and 2004. If the compensation cost from options granted to employees in previous years had been determined based on the fair value on the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share for the years ended December 31, 2005 and 2004 would not have changed. Therefore, pro forma financial information has not been presented.

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
DECEMBER 31, 2005 AND 2004

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

Recently Enacted Accounting Standards - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the modified-prospective basis alternative, which has been selected by the Company to adopt Statement 123(R), the Company is required to adopt Statement 123(R) on January 1, 2006 and the Company will recognize employee compensation from stock options and awards equal to their unamortized grant-date fair value over their remaining vesting period. As of December 31, 2005, the Company does not have any stock options outstanding; therefore adopting Statement 123(R) is not expected to have any effect on the Company’s future financial position or results of operations unless additional stock options or awards occur.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company implemented this standard on January 1, 2006 and will not have a material impact to the company.

NOTE 2 - NOTES PAYABLE

The Company received proceeds of $40,149 under the terms of a note payable during 2005. The note is due on demand, unsecured and accrues interest at 15% per annum.

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

A summary of notes payable at December 31, 2005 and 2004 is as follows:

	2005	2004
6.06% Notes payable, due November 1997, in default, secured by mining claims previously held by a former subsidiary	$126,000	$126,000

Note payable to a bank, in default, secured by assets of Atlantic Technologies International, Inc.	184,159	184,159

8% Notes payable, due on demand, unsecured	1,719,881	1,716,931

12% Note payable, due on demand, unsecured	80,622	80,622

13% Note payable, due on demand, unsecured	285,811	285,811

15% Note payable, due on demand, unsecured	73,737	36,538

18% Note payable, due on demand, unsecured	18,000	18,000

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured	4,354	4,354

Total Notes Payable	$2,492,564	$2,452,415

The Company has ceased to accrue interest on a note payable to a bank, in default, secured by the assets of Atlantic Technologies International, Inc. in the amount of $184,159, as well as a 12% note payable, due on demand and unsecured, due to an officer of Uniq in the amount of $80,622.

NOTE 3 - STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2005 and 2004 is as follows:

			Weighted
			Average
		Exercise	Exercise
	Options	Price	Price
Balance, December 31, 2003	3,426,800	0.03 - 7.60	0.63

Expired	(400,000)	1.75	0.00

Balance, December 31, 2004	3,026,800	0.03 - 7.60	0.48

Expired	(351,800)	0.10 - 7.60	0.00

Balance, December 31, 2005	2,675,000	0.03	0.03

Exercisable, December 31, 2005	2,675,000	0.03	0.03

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

A summary of stock options outstanding and exercisable as of December 31, 2005 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03	2,675,000	0.3 years	$ 0.03	2,675,000	$ 0.03

NOTE 4 - PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $8,632,826 at December 31, 2005. The operating loss carry forwards expire from 2019 through 2025. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2005 and 2004:

	2005	2004
Deferred Tax Assets
Operating loss carry forwards	$3,162,432	$3,060,833
Depreciation	3,942	4,569
Total Deferred Tax Assets	3,166,374	3,065,402
Valuation Allowance	(3,166,374)	(3,065,402)
Net Deferred Tax Asset	$-	$-

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:
	2005	2004

Benefit at statutory rate (34%)	$92,038	$84,690
Change in valuation allowance	(100,972)	(92,904)
State tax benefit, net of federal tax effect	8,934	8,214

Net Benefit (Expense) From Income Taxes	$-	$-

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. As of December 31, 2005, the Company has accrued the above liability.

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorney fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of December 31, 2005, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company’s agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of December 31, 2005, the Company has accrued the remaining liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. Positive Response has applied to the Court for judgment for the unpaid balance, plus interest from the date of judgment at the legal rate of 8.052%. As of December 31, 2005, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases. As of December 31, 2005, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of December 31, 2005, the Company has accrued the above liability.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet’s obligations (nor its obligations as guarantor) under the office lease. The Company is in default on the leases. As of December 31, 2005, the Company has accrued the above liability.

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, both former subsidiaries. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of December 31, 2005, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of December 31, 2005, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made. As of December 31, 2005, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of December 31, 2005, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of December 31, 2005, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of December 31, 2005, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogon Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000, however, the payments were not made. As of December 31, 2005, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of December 31, 2005, the Company has recorded this liability.

ENSURGE, INC.
NOTES TO CONSOLIDATED FINANCAL STATEMENTS
DECEMBER 31, 2005 AND 2004

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2005

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at December 31, 2005.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at December 31, 2005.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8a.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this 10-KSB annual report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

(b)           Changes in Internal Controls. There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding our executive officers as of April 14, 2006:

Name	Age	Position

Jeff A. Hanks	40	President and Chief Financial Officer

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

21.1	Subsidiaries of EnSurge, Inc.

24.1	Powers of Attorney for Messrs. Hanks.

(b).	Reports on Form 8-K:

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for the years ended December 31, 2005 and 2004, for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 and 2004 were $8,750 and $7,313, respectively.

(2) AUDIT-RELATED FEES
There were no audit-related fees billed for the years ended December 31, 2005 and 2004.

(3) TAX FEES
The aggregate fees billed for each of the years ended December 31, 2005 and 2004, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $477 and $664, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES
Not applicable.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES
Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnSurge, Inc.

April 14, 2006	By:	/s/ JEFF A. HANKS
JEFF A. HANKS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFF A. HANKS	President, Chief Executive Officer, and
JEFF A. HANKS	Chief Financial Officer, and Director

EXHIBIT INDEX

21.1	Subsidiaries of EnSurge, Inc.

24.1	Powers of Attorney for Messrs. Hanks.

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated herein by reference.