Form 10QSB
period 2006-03-31
ENSURGE INC
filed 2006-06-09
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

EnSurge, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes X   No

There were 75,142 shares of common stock, $0.001 par value, issued and outstanding as of May 19, 2006.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

		Page

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Assets, Liabilities and Stockholders' Deficit - Liquidation Basis (Unaudited) as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Revenue and Expenses - Liquidation Basis (Unaudited) for the Three Months Ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows - Liquidation Basis (Unaudited) for the Three Months Ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 4.	Submission of matters to a vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I -	FINANCIAL INFORMATION

Item 1. Financial Statements
EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$56	$400

Total Current Assets	56	400

Total Assets	$56	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$1,532,167	$1,532,167
Accrued liabilities	2,216,289	2,569,103
Notes payable	1,745,184	2,492,565

Total Current Liabilities	5,493,640	6,593,835

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 75,142 shares issued and outstanding	75	75
Additional paid-in-capital	16,280,200	16,280,200
Accumulated deficit	(21,773,859)	(22,873,710)

Total Stockholders' Deficit	(5,493,584)	(6,593,435)

Total Liabilities and Stockholders' Deficit	$56	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND
EXPENSES - LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses

General and administrative	9,344	9,640

Interest Expense	28,572	47,256

Total Expenses	37,916	56,896

Operating Loss	(37,916)	(56,896)

Gain on Forgiveness of Debt	1,137,767	-

Net Gain or (Loss)	$1,099,851	$(56,896)

Basic and Diluted Gain (Loss) per Share	$14.64	$(0.76)

Basic and Diluted Weighted Average Common Shares Outstanding	75,142	75,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005

Cash Flows From Operating Activities

Net gain or (loss)	$1,099,851	$(56,896)

Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of debt	(1,137,767)	-

Changes in operating assets and liabilities:

Trade accounts payable	-	(225)

Accrued liabilities	37,572	56,256

Net Cash Used in by Operating Activities	(344)	(865)

Cash Flows From Financing Activities

Proceeds from issuance of notes payable	59,362	250

Increase in notes payable	(59,362)	-

Net Cash Provided by Financing Activities	-	250

Net Decrease in Cash	(344)	(615)

Cash at Beginning of Period	400	672

Cash at End of Period	$56	$57

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2006, and its consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Condition - The Company has suffered losses from operations and has a working capital deficiency of $5,493,584 at March 31, 2006. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $5,493,640 at March 31, 2006, or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. As of March 31, 2006, the Company has no potentially issuable shares.

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

E-Commerce Exchange. v. Outbound Enterprises, Inc. or iShopper.com, Inc. - In December 2000, E-Commerce brought suit against Outbound and iShopper Internet Services, former subsidiaries of the Company, seeking recovery of amounts owed for services provided in the amount of $15,939. There was no dispute that the sums claimed were owed and judgment was entered against Outbound and iShopper Internet Services. As of March 31, 2006, the Company has accrued the above liability.

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Media Source, Inc. v. iShopper Internet Services, Inc. - In April 2000, Media Source, Inc brought suit against iShopper Internet Services, a former subsidiary, and the Company seeking recovery of amounts owed for promotional material and products furnished to iShopper Internet Services, Inc., in the amount of $53,399 plus interest and attorneys fees. The Company acknowledged that $43,429 was owed by iShopper Internet Services and an agreement was entered into to pay the undisputed sum, over time. As a result, Media Source dismissed the lawsuit. iShopper Internet Services made the first installment payment of $10,000 but lacked funds to pay the balance. The obligation for the unpaid balance under the settlement agreement is undisputed. As of March 31, 2006, the Company has accrued the above liability.

MediaBang. L.C. v. iShopper Internet Services, Inc. - In April 2000, iShopper Internet Services was informed that MediaBang had filed suit against them in December 1999 seeking recovery of amounts owed for programming services furnished to iShopper Internet Services on an open contract in the amount of $10,136 plus interest and fees. Negotiations resulted in a settlement reduced to writing in November 2000, under which MediaBang agreed to accept installment payments against a $7,000 settlement amount, conditional on the Company’s agreement to guarantee payments. The lawsuit was subsequently dismissed. In November 2000, $2,000 was paid reducing the liability to $5,000. As of March 31, 2006, the Company has accrued the remaining liability.

Positive Response, Inc. v. iShopper Internet Services, Inc. - In July 2000, Positive Response brought suit against iShopper Internet Services seeking recovery of amounts owing for a data base on potential customer or customer contracts in the amount of $41,896. Settlement in the matter was reached in the compromised amount of $37,000, to be satisfied on installment payments. All required installment payments except a final payment of $10,000 due October 14, 2000 were made. As of March 31, 2006, the Company has accrued the above liability.

IOS Capital, Inc. v. iShopper Internet Services, Inc. - In January 2001, IOS Capital brought suit against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. iShopper Internet Services filed its answer in February 2001 inviting the plaintiff to retrieve both items of equipment. The Company is in default on the leases. As of March 31, 2006, the Company has accrued the above liability.

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of March 31, 2006, the Company has accrued the above liability.

Pacific Media Duplication, LLC v. iShopper.com, Inc., TotaliNet.net, Inc. and Richard Scavia. - In January 2001, Pacific Media brought suit against the Company, TotaliNet, a former subsidiary, and Richard Scavia seeking recovery of balances owed under a sublease by TotaliNet of office space and equipment in the amount of $30,000 and $38,437, respectively. The plaintiff claims against TotaliNet and the Company as guarantor on the office lease, and against Scavia, as its prior president and as guarantor, on the equipment lease. The Company does not dispute TotaliNet’s obligations (nor its obligations as guarantor) under the office lease. The Company is in default on the leases. As of March 31, 2006, the Company has accrued the above liability.

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146; iShopper Internet Services, Inc. $13,247; TotaliNet, net, Inc. $17,416; Uniq Studios, Inc. $22,002, and Atlantic Technologies International, Inc. $28,079, all former subsidiaries. As of March 31, 2006, the Company has accrued the above liabilities.

NCX Corporation v Atlantic Technologies International, Inc. - In October 2000, NCX Corporation filed suit in the Superior Court of California, Los Angeles County, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $29,472. As of March 31, 2006, the Company has accrued the above liability.

Allison Ewrin Company v Atlantic Technologies International, Inc. - On April 7, 1999, Allison Erwin Company filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $30,666. Settlement was reached for $12,000, with payments to have started on May 25, 2001, but were not made. As of March 31, 2006, the Company has accrued the above liability.

Scanport, Inc. v Atlantic Technologies, Inc. - On March 9, 2001, Scanport, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $59,212. As of March 31, 2006, the Company has accrued the above liability.

Avnet Electronics Marketing, Inc. v Atlantic Technologies International, Inc. - On March 27, 2001, Avnet Electronics Marketing, Inc. filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $32,856. As of March 31, 2006, the Company has accrued the above liability.

US Drive Technology Corporation v Atlantic Technologies International, Inc. - On March 24, 1999, US Drive Technology Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $39,199. Settlement was reached for $39,199 and payments were made paying down the liability to $24,199. As of March 31, 2006, the Company has accrued the above liability.

Trogon Computer Corporation v Atlantic Technologies International, Inc. - On June 15, 1999, Trogan Computer Corporation filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for past due accounts payable in the amount of $16,771. Settlement was reached for $6,825, with ten monthly payments at $682 to have started on October 10, 2000, however, the payments were not made. As of March 31, 2006, the Company has accrued the above liability.

Suntrust Bank, N.A. v Atlantic Technologies International, Inc. - In April 2001, Suntrust Bank filed suit in the Circuit Court of Orange County, Florida, against Atlantic Technologies International, Inc. seeking recovery of balances owed for a past due line of credit in the amount of $184,415. As of March 31, 2006, the Company has recorded this liability.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at March 31, 2006.

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at March 31, 2006.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at March 31, 2006.

NOTE 3 - NOTES PAYABLE

During the period ended March 31, 2006, the Company entered into five agreements to settle outstanding notes payable and related accrued interest totaling $1,197,129.  Each debt and accrued interest was settled for approximately $0.05 on the dollar, or $59,362. The Company entered into a new note payable agreement to pay for these settlements. This note payable of $59,362 accrues interest at 15% per annum, is due on demand, and is unsecured.

NOTE 4 - SUBSEQUENT EVENTS

Effective May 8, 2006 the company approved a 1 for 3,000 reverse split in its common stock. The Company will not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares. The accompanying financial statements have been presented to reflect this reverse stock split.

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

Results of Operations

Sales for the three months ended March 31, 2006 and 2005 were respectively, $0 and $0. The Company has no source of revenue. It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were, respectively, $9,344 and $9,640. These costs are made up of bank fees, office expenses and the accrual of officer salary.

The Company has discontinued the following subsidiaries and their operations: NowSeven, Inc., Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio’s, Inc., and iShopper Internet Solutions, Inc.

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

The Company is in the process of exploring and investigating business opportunities to merge with or acquire and has not had an active market for its common stock and needs to establish a capital structure that would be more likely to attract business opportunities.

Therefore, effective May 8th, 2006 the company did a reverse split in its common stock on a basis of 1 for 3000. To protect small shareholders it will not reverse any certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares.

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

IOS Capital, Inc. v. iShopper Internet Services, Inc. In January 2001, IOS Capital brought suit in the Third Judicial District Court, Salt Lake City, Utah, against iShopper Internet Services seeking replevin of leased copy machines and judgment for lease balances totaling $17,553, plus interest and attorneys fees. IShopper Internet Services filed its answer in February 2001 disputing plaintiff’s claims in part and inviting the plaintiff to retrieve both items of equipment. The lawsuit remains at that stage.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

None.

OTHER ITEMS

There were no other items to be reported under Part II of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enSurge, Inc.

Date: June 8, 2006	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director