Form 10QSB
period 2006-06-30
ENSURGE INC
filed 2006-08-21
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Yes  X     No  __

There were 80,142 shares of common stock, $0.001 par value, issued and outstanding as of August 15, 2006.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

		Page

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Consolidated Statements of Assets, Liabilities and Stockholders' Deficit - Liquidation Basis (Unaudited) as of June 30, 2006 and December 31, 2005		3

Condensed Consolidated Statements of Revenue and Expenses - Liquidation Basis (Unaudited) for the Three and Six Months Ended June 30, 2006 and 2005		4

Condensed Consolidated Statements of Cash Flows - Liquidation Basis (Unaudited) for the Three and Six Months Ended June 30, 2006 and 2005		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 4.	Submission of matters to a vote of Security Holders	9

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

PART I -	FINANCIAL INFORMATION

Item 1. Financial Statements
Ensurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$3,032	$400

Total Current Assets	3,032	400

Total Assets	$3,032	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$133,298	$1,532,167
Accrued liabilities	979,480	2,569,103
Notes payable	1,344,403	2,492,565

Total Current Liabilities	2,457,181	6,593,835

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 80,142 and 75,142 shares issued and outstanding, respectively	80	75
Additional paid-in capital	18,894,575	16,280,200
Accumulated deficit	(21,348,803)	(22,873,710)

Total Stockholders' Deficit	(2,454,149)	(6,593,435)

Total Liabilities and Stockholders' Deficit	$3,032	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND
EXPENSES - LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses
General and administrative	14,024	19,024	23,368	28,664
Interest expense	28,667	47,277	57,239	94,533

Total Expenses	(42,691)	(66,301)	(80,607)	(123,197)

Operating Loss	$(42,691)	$(66,301)	$(80,607)	$(123,197)

Gain on Forgiveness of Debt	$467,746	$-	$1,605,513	$-

Net Gain or (Loss)	$425,055	$(66,301)	$1,524,906	$(123,197)

Basic and Diluted Gain (Loss) per Share	$5.30	$(0.88)	$20.21	$(1.64)

Weighted Average Number of Common Shares Used in Per Share Calculation	75,746	75,142	75,446	75,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005

Cash Flows From Operating Activities
Net gain or (loss)	$1,529,906	$(123,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of Debt	(1,605,513)	-
Changes in operating assets and liabilities:
Trade accounts payable	-	(224)
Accrued liabilities	75,239	112,532
Net Cash Used in Operating Activities	(5,368)	(10,889)

Cash Flows From Financing Activities
Proceeds from notes payable	67,362	16,500
Settlement of notes payable	(59,362)	-

Net Cash Provided by Financing Activities	8,000	16,500

Net Increase in Cash	2,632	5,611

Cash at Beginning of Period	400	672

Cash at End of Period	$3,032	$6,283

Non-Cash Investing and Financing Activities:

Common stock issued for assumption of subsidiary liabilities	$2,614,380	$-

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of June 30, 2006, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of enSurge, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Condition - The Company has suffered losses from operations and has a working capital deficiency of $2,448,149 at June 30, 2006. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,457,181 at June 30, 2006, or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. The Company does not currently have any potentially issuable common shares.

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

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of June 30, 2006, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration for $45,146. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of June 30, 2006, the Company has accrued the above liability.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at June 30, 2006

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at June 30, 2006.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at June 30, 2006.

NOTE 3 - OTHER SIGNIFICANT ITEMS

Settlement of Liabilities - During the period ended June 30, 2006, the Company entered into five agreements to settle outstanding notes payable and related accrued interest totaling $1,197,129.  Each debt and accrued interest was settled for approximately $0.05 on the dollar, amounting to a settlement amount of $59,362.    The company entered into a new note payable agreement to pay for these settlements. This note payable of $59,362 accrues interest at 15% per annum, is due on demand, and is unsecured. The company entered into two new note payable in the amount of $5,000, and $3,000, which notes accrue interest at 15% per annum, are due on demand, and are unsecured.

Effective June 30th, 2006 the company wrote off $244,939 of accounts payable and $222,807 of notes payable and related accrued interest, due to the statute of limitations being fulfilled.

On June 19th, 2006 the company entered into an agreement with Portsmith Partner of Neveda, Inc. to take responsibility for the debt of all of the subsidiaries of Ensurge, totaling $2,614,380. In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith Partner of Nevada, Inc.

Common Stock Split - Effective May 8th, 2006 the company approved a 1 for 3,000 reverse split in its common stock. The Company will not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares. The accompanying financial statements have been presented to reflect this reverse stock split.

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

During the fiscal year 2000 and through today’s date the Company has discontinued operations of seven subsidiaries, sold one entity. The following discussion of the results of operations and numbers presented represent operations from those subsidiaries which have not been discontinued.

Results of Operations

Sales for both the three and six months ended June 30, 2006 and 2005 were respectively, $0 and $0. The Company has no source of revenue. The Company is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were, respectively, $14,024 and $19,024. General and administrative expenses for the six months ended June 30, 2006 and 2005 were, respectively, $23,368 and $28,664. These costs are made up of bank fees, office expenses and the accrual of officer salary.

Effective June 30th, 2006 the company wrote off $244,939 of accounts payable and $222,807 of notes payable and related accrued interest, due to the statute of limitations being fulfilled.

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

Item 3.	Controls and Procedures

As of June 30, 2006, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

EnSurge has several outstanding law suits against it, which approximate, $818,565. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

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

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of June 30, 2006, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration for $45,146. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of June 30, 2006, the Company has accrued the above liability.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at June 30, 2006

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at June 30, 2006.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 19th, 2006 the company entered into an agreement with Portsmith Partner of Neveda, Inc. to take responsibility for the debt of all of the subsidiaries of Ensurge, totaling $2,614,380. In return for this obligation Ensurge issued 5,000 shares of common stock to Portsmith Partner of Nevada, Inc.

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

enSurge, Inc.

Date: August 17, 2006	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director