Form 10QSB
period 2006-09-30
ENSURGE INC
filed 2006-11-20
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes   X      No ___

There were 80,142 shares of common stock, $0.001 par value, issued and outstanding as of November 15, 2006.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Assets, Liabilities and Stockholders' Deficit - Liquidation Basis (Unaudited) as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Revenue and Expenses - Liquidation Basis (Unaudited) for the Three and Nine Months Ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows - Liquidation Basis (Unaudited) for the Three and Nine Months Ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 4.	Submission of matters to a vote of Security Holders	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

PART I -	FINANCIAL INFORMATION

Item 1. Financial Statements
Ensurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$3,421	$400

Total Current Assets	3,421	400

Total Assets	$3,421	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$133,297	$1,532,167
Accrued liabilities	1,017,722	2,569,103
Notes payable	1,346,903	2,492,565

Total Current Liabilities	2,497,922	6,593,835

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 80,142 and 75,142 shares issued and outstanding, respectively	80	75
Additional paid-in-capital	14,160,041	16,280,200
Accumulated deficit	(16,654,622)	(22,873,710)

Total Stockholders' Deficit	(2,494,501)	(6,593,435)

Total Liabilities and Stockholders' Deficit	$3,421	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnSurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND
EXPENSES - LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses
General and administrative	11,111	30,924	34,479	59,588
Interest expense	29,242	51,267	86,481	145,800

Total Expenses	(40,353)	(82,191)	(120,960)	(205,388)

Operating Loss	$(40,353)	$(82,191)	$(120,960)	$(205,388)

Gain on Forgiveness of Debt	$-	$-	$1,605,513	$-

Net Gain or (Loss)	$(40,353)	$(82,191)	$1,484,553	$(205,388)

Basic and Diluted Gain (Loss) per Share	$(0.50)	$(1.09)	$19.27	$(2.73)

Weighted Average Number of Common Shares Used in Per Share Calculation	80,142	75,142	77,028	75,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005

Cash Flows From Operating Activities

Net gain or (loss)	$1,484,553	$(205,388)

Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of debt	(1,605,513)	-

Changes in operating assets and liabilities:

Trade accounts payable	-	(224)

Accrued liabilities	113,481	172,778

Net Cash Used in Operating Activities	(7,479)	(32,814)

Cash Flows From Financing Activities
Proceeds from notes payable	69,862	38,150
Settlement of notes payable	(59,362)	-

Net Cash Provided by Financing Activities	10,500	38,150

Net Increase in Cash	3,021	5,336

Cash at Beginning of Period	400	672

Cash at End of Period	$3,421	$6,008

Non-Cash Investing and Financing Activities:

Common stock issued for assumption of subsidiary liabilities	$2,614,379	$-

Elimination of subsidiary accumulated deficit against additional paid in capital	$4,734,534	$-

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2006, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

On September 28, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a related party shareholder of Ensurge, to purchase all shares of stock of Outbound, iShopper I.S., ECenter, NowSeven, StinkyFeet, Uniq Studios, TotalInet, ATI, ISSI, and ZaiBon (Ensurge subsidiaries). As a result, the accompanying financial statements would not be considered consolidated at September 30, 2006, or the period from September 28, 2006 through September 30, 2006.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Enurge, Inc. and its subsidiaries, prior to their sale on September 30, 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Condition - The Company has suffered losses from operations and has a working capital deficiency of $2,494,501 at September 30, 2006. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,497,922 at September 30, 2006, or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At September 30, 2006, the Company does not have any potentially issuable shares.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Company as Guarantor - In October 2000, the Company, KT Solutions (a former subsidiary), Theodore Belden and James Corcoran entered into an agreement to settle a royalty payable to Belden and Corcoran by a former subsidiary. The Companies agreed to pay Belden $237,603 and Corcoran $450,720 for past and future Royalty liabilities. The shares were valued at $353,832 or $4.00 per share. The Company is acting as guarantor of the notes payable to Belden and Corcoran totaling $688,323.

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

OneSource.com v. Outbound Enterprises and Ensurge, Inc. - In October 2000, OneSource.com brought suit against Outbound (a former subsidiary) seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2006, the Company has accrued the above liability.

Paychex, Inc. v Ensurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against Ensurge for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration for $45,146. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of September 30, 2006, the Company has accrued the above liability.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2006

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2006.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2006.

NOTE 3 - OTHER SIGNIFICANT ITEMS

Settlement of Liabilities - During the period ended September 30, 2006, the Company entered into five agreements to settle outstanding notes payable and related accrued interest totaling $1,197,129.  Each debt and accrued interest was settled for approximately $0.05 on the dollar, amounting to a settlement amount of $59,362.  The company entered into a new note payable agreement to pay for these settlements. This note payable of $59,362 accrues interest at 15% per annum, is due on demand, and is unsecured. The Company has recognized a gain of $1,137,767 relating to the settlement of these liabilities.

Effective June 30th, 2006 the company wrote-off $244,939 of accounts payable and $222,807 of notes payable and related accrued interest, due to the statute of limitations being fulfilled. The Company has recognized a gain of $467,746 relating to the write-off of these liabilities.

Shareholder Activity - During the period ended September 30, 2006, the company entered into three new notes payable with a related party shareholder in the amounts of $5,000, $3,000 and $2,500, which notes accrue interest at 15% per annum, are due on demand, and are unsecured.

Ensurge, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 19th, 2006 the company entered into an agreement with Portsmith Partner of Neveda, Inc., a shareholder of the Company, whereby Portsmith agreed to assume the debt of the subsidiaries of Ensurge, which totaled $2,614,380. In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith. In relation to this transaction, on September 28, 2006, Ensurge sold all shares of stock of all subsidiaries to Portsmith. - See Note 1. This transaction has been treated as non-monetary and the effects are reported through Stockholders’ Deficit.

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

Results of Operations

Sales for the three months ended September 30, 2006 and 2005 were respectively, $0 and $0. The Company has no source of revenue. It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were, respectively, $11,111 and $30,924. These costs are made up of bank fees, office expenses and the accrual of officer salary.

The Company sold the following subsidiaries: NowSeven, Inc., Outbound Enterprises, Inc., Totalinet.net, Inc., Atlantic Technologies International, Inc., Internet Software Solutions, Inc., Uniq Studio’s, Inc., and iShopper Internet Solutions, Inc.

EnSurge has several outstanding law suits against it, which approximate $818,565. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and notes payable. The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.

The Company is in the process of exploring and investigating business opportunities to merge with or acquire and has not had an active market for its common stock and needs to establish a capital structure that would be more likely to attract business opportunities.

Effective May 8th, 2006 the company did a reverse split in its common stock on a basis of 1 for 3000. To protect small shareholders, it did not reverse any certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares.

Item 3. Controls and Procedures

As of September 30, 2006, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

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

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2006, the Company has accrued the above liability.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for each company as follows: enSurge, Inc. $45,146. All amounts bear interest at 1.5% per month, plus costs and attorney’s fees. As of September 30, 2006, the Company has accrued the above liabilities.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2006

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2006.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2006.

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

enSurge, Inc.

Date: November 17, 2006	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director