Form 10KSB
period 2006-12-31
ENSURGE INC
filed 2007-04-05
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

EnSurge, Inc.
(Name of small business issuer in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2089 Fort Union Blvd SLC, UT	84121
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number (801) 673-2953

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 2, 2007 was approximately $300,000.

The registrant had issued and outstanding 10,111,256 shares of its common stock on April 2, 2007.

EnSurge, INC.
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

EnSurge is a technology company.

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

On February 15, 2001, the company did a 5 for 1 forward split. This provided each shareholder five shares for every one share owned. Prior to the split the company had 14,386,775 shares issued and outstanding and subsequent to the split the company had 71,933,875 issued and outstanding. The accompanying financial statements reflect the split.

Effective May 8th, 2006 the company approved a 1 for 3,000 reverse split in its common stock. The Company did not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares. The accompanying financial statements have been presented to reflect this reverse stock split.

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

Employees

As of April 2, 2007, Ensurge employed a total of 1 person. None of our employees are associated with unions.

Environmental Standards

The Company is not involved in any project that would effect the environment.

ITEM 2.	PROPERTIES

Our corporate office is located at 2089 Fort Union Blvd, SLC, Utah 84121. We believe that this property is suitable for our immediate needs. EnSurge is located and managed at the corporate facility.

ITEM 3.	LEGAL PROCEEDINGS

EnSurge has several outstanding law suits, which approximate, $320,242. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

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

Paychex, Inc. v EnSurge, Inc. and Subsidiaries. In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration for EnSurge, Inc. for $45,145. All arbitrations are still in process and nothing has been resolved to date. As the Company obtains funds it will seek opportunity to resolve this matter.

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

Price Range of Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol [ESGI]. The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated, as reported by OTC. Prior to December 23, 1999, there was no known public trading in our common stock. Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2005
First Quarter	$12.12	$3.03

SecondQuarter	11.82	3.03

Third Quarter	22.73	6.06

Fourth Quarter	9.39	4.55

2006
First Quarter	$9.09	$4.55

SecondQuarter	9.09	0.25

Third Quarter	3.50	0.36

Fourth Quarter	1.13	0.51

Approximate Number of Equity Security holders

On April 2, 2007, there were 354 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We do not presently pay dividends on our common stock. We intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.

ISSUANCE OF SECURITIES

On January 6th, 2007 the Company issued 10,000,000 to the Company’s President/CEO for services rendered valued at $10,000.

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

	Year Ended Dec. 31, 2006		Year Ended Dec. 31, 2005
Revenue:	$	_	$	_
Expenses (including selling, general and administrative)		(162,568)		(270,720)
Gain on Forgiveness of Debt		1,605,513	$	_
Net Income (Loss)		$1,442,945		$(270,720)

The Company maintains the parent Company. The following discussion of the results of operations and numbers presented represent operations from the parent company.

Sales for the twelve months ended December 31, 2006 and 2005 were respectively, $0 and $0. The Company had no revenue for 2006 and 2005.

General & Administrative expenses for the twelve months ended December 31, 2006 and 2005 were, respectively, $46,767 and $76,196. These costs were mainly to keep operations of the parent company viable.

As of September 28, 2006, the Company has sold all subsidiaries.

EnSurge has several outstanding law suits, which approximate, $320,241. Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

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

We Incurred Operating Losses for the Current Year

At December 31, 2006, our accumulated deficit since inception was $16,696,230. For the twelve months ended December 31, 2006, we incurred a net gain due to the forgiveness of debt of $1,442,945. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.

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

Outlook

The Company does not have current operations or plans for future operations an is not looking to grow or add to any of its holdings.

Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

PART II

ITEM 7.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 11 of this Report:

ENSURGE, INC.

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
EnSurge, Inc.

We have audited the accompanying consolidated statements of assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc., a Nevada corporation, (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of revenue and expenses—liquidation basis, stockholders’ deficit—liquidation basis, and cash flows—liquidation basis for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc. as of December 31, 2006 and 2005, their revenues and expenses—liquidation basis and their cash flows—liquidation basis for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 2, 2007

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS’
DEFICIT - LIQUIDATION BASIS AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash	$2,633	$400

Total Current Assets	2,633	400

Total Assets	$2,633	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$133,298	$1,532,167
Accrued liabilities	1,056,042	2,569,103
Notes payable	1,349,403	2,492,565
Total Current Liabilities	2,538,743	6,593,835
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 111,256 and 106,256 shares outstanding, respectively	111	106
Additional paid-in-capital	14,160,009	16,280,169
Accumulated deficit	(16,696,230)	(22,873,710)
Total Stockholders' Deficit	(2,536,110)	(6,593,435)

Total Liabilities and Stockholders' Deficit	$2,633	$400

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales	$-	$-

Expenses
General and administrative	46,767	76,196
Interest expense	115,801	194,537
Total Expenses	162,568	270,733
Operating Loss	$(162,568)	$(270,733)

Gain on Forgiveness of Debt	$1,605,513	$-

Net Gain (Loss)	$1,442,945	$(270,733)

Basic and Diluted Net Gain (Loss) Per Common Share	$13.25	$(2.55)

Basic and Diluted Weighted Average Common Shares Outstanding	108,927	106,256

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2004	106,256	$106	$16,280,169	$(22,602,977)	$(6,322,702)

Net loss	-	-	-	(270,733)	(270,733)
Balance - December 31, 2005	106,256	106	16,280,169	(22,873,710)	(6,593,435)

Issuance of stock for the assumption of subsidiary liabilities	5,000	5	2,614,375	-	2,614,380

Effect of the sale of subsidiaries	-	-	(4,734,535)	4,734,535	-

Net gain	-	-	-	1,442,945	1,442,945
Balance - December 31, 2006	111,256	$111	$14,160,009	$(16,696,230)	$(2,536,110)

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities
Net gain or (loss)	$1,442,945	$(270,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(1,605,513)	-
Changes in operating assets and liabilities:
Trade accounts payable	-	(225)
Accrued liabilities	151,801	230,537
Net Cash Used in Operating Activities	(10,767)	(40,421)

Cash Flows From Financing Activities
Proceeds from notes payable	72,362	40,149
Payment of notes payable	(59,362)	-

Net Cash Provided by Financing Activities	13,000	40,149

Net Increase (Decrease) in Cash	2,233	(272)

Cash at Beginning of Period	400	672

Cash at End of Period	$2,633	$400

Non-Cash Investing and Financing Activities:
Common stock issued for assumption of subsidiary liabilities	$2,614,380	$-

Elimination of subsidiary accumulated deficit against additional paid in capital	$4,734,535	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Enurge, Inc. and its subsidiaries, prior to their sale on September 28, 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

On September 28, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a related party shareholder of Ensurge, to purchase all shares of stock of Outbound, iShopper I.S., ECenter, NowSeven, StinkyFeet, Uniq Studios, TotalInet, ATI, ISSI, and ZaiBon (Ensurge subsidiaries). As a result, the accompanying financial statements would not be considered consolidated at December 31, 2006, or the period from September 28, 2006 through December 31, 2006.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $2,536,110 at December 31, 2006. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,538,743 at December 31, 2006 or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 3, “Stock Options". No options were granted during the year ended December 31, 2006. Therefore, there was no effects of stock-based compensation resulting from the application of SFAS No. 123(R) included in Consolidated Statements of Revenue and Expenses. The cost for future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statements of Revenue and Expenses.

Prior to January 1, 2006, the Company accounted for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25"). Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The Company also accounted for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS 123) which required these options and warrants to be accounted for at their fair value. No options were granted during the year ended December 31, 2005 and all options had vested prior to Janaury 1, 2005, thus pro forma financial information has not been presented.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At December 31, 2006, the Company had no potentially issuable common shares. During 2005, the Company had 2,675,000 potentially issuable common shares that were excluded as their effect would be anti-dilutive.

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

Recently Enacted Accounting Standards - In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2 - NOTES PAYABLE

Settlement of Liabilities - During the period ended December 31, 2006, the Company entered into five agreements to settle outstanding notes payable totaling $712,564 and related accrued interest totaling $484,565.  Each debt and accrued interest was settled for approximately $0.05 on the dollar, amounting to a settlement amount of $59,362.  The company entered into a new note payable agreement to pay for these settlements. This note payable of $59,362 accrues interest at 15% per annum, is due on demand, and is unsecured. The Company has recognized a gain of $1,137,767 relating to the settlement of these liabilities.

Effective June 30th, 2006 the company wrote-off $244,939 of accounts payable and $222,807 of notes payable and related accrued interest, due to the statute of limitations being fulfilled. The Company has recognized a gain of $467,746 relating to the write-off of these liabilities.

Shareholder Activity - During the period ended December 31, 2006, the company entered into four new notes payable with a related party shareholder totaling $13,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.

On June 19th, 2006 the company entered into an agreement with Portsmith Partner of Neveda, Inc., a shareholder of the Company, whereby Portsmith agreed to assume the debt of the subsidiaries of Ensurge, which totaled $2,614,380. In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith. In relation to this transaction, on September 28, 2006, Ensurge sold all shares of stock of all subsidiaries to Portsmith. - See Note 1. This transaction has been treated as a non-monetary transaction with a related party shareholder and the effects are reported through Stockholders’ Deficit.

A summary of notes payable at December 31, 2006 and 2005 is as follows:

	2006	2005
6.06% Notes payable, due November 1997, in default, secured by mining claims previously held by a former subsidiary	$-	$126,000

Note payable to a bank, in default, secured by assets of Atlantic Technologies International, Inc.	-	184,159

8% Notes payable, due on demand, unsecured	1,198,950	1,719,881

12% Note payable, due on demand, unsecured	-	80,622

13% Note payable, due on demand, unsecured	-	285,811

15% Note payable, due on demand, unsecured	146,099	73,737

18% Note payable, due on demand, unsecured	-	18,000

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured	4,354	4,354

Total Notes Payable	$1,349,403	$2,492,564

NOTE 3 - STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2006 and 2005 is as follows:

	Options	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2003	3,426,800	0.03 - 7.60	0.63

Expired	(400,000)	1.75	0.00

Balance, December 31, 2004	3,026,800	0.03 - 7.60	0.48

Expired	(351,800)	0.10 - 7.60	0.00

Balance, December 31, 2005	2,675,000	0.03	0.03

Expired	(2,675,000)	0.03	0.03

Balance, December 31, 2006	-

Exercisable, December 31, 2006	-

NOTE 4 - PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $7,200,000 at December 31, 2006. The operating loss carry forwards expire from 2019 through 2026. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2006 and 2005:

	2006	2005
Deferred Tax Assets
Operating loss carry forwards	$2,624,744	$3,162,432
Depreciation	3,411	3,942
Total Deferred Tax Assets	2,628,155	3,166,374
Valuation Allowance	(2,628,155)	(3,166,374)
Net Deferred Tax Asset	$-	$-

During 2006, the valuation allowance decreased by $538,219, principally due to the utilization of operating losses. During 2005, the valuation allowance increased by $100,972.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2006	2005

Income tax (benefit) at statutory rate (34%)	$490,600	$(92,038)
Benefit of operating loss carry-forwards	(562,204)	-
Other change in valuation allowance	23,986	100,972
State tax (benefit), net of federal tax effect	47,616	(8,934)

Net Benefit (Expense) From Income Taxes	$-	$-

NOTE 5 - COMMITMENTS AND CONTINGENCIES

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of December 31, 2006, the Company has accrued the above liability as part of accounts payable.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for the Company in the amount of $45,145. As of December 31, 2006, the Company has accrued the above liability as part of accounts payable.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2006 as part of notes payable.

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $100,000. This liability is recorded at December 31, 2006 as part of notes payable.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $40,000. This liability is recorded at December 31, 2006 as part of notes payable.

NOTE 6 - OTHER SIGNIFICANT ITEMS

Common Stock Split - Effective May 8, 2006 the company approved a 1 for 3,000 reverse split in its common stock. The Company will not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares. The accompanying financial statements have been presented to reflect this reverse stock split.

NOTE 7 - SUBSEQUENT EVENTS

On January 6th, 2007 the Company issued 10,000,000 shares of common stock to the Company’s President for future services to be rendered. These shares are valued at $10,000.

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding our executive officers as of April 14, 2006:

Name	Age	Position

Jeff A. Hanks	41	President and Chief Financial Officer

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

(a) Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2006 and 2005 were respectively, $8,150 and $7,400. These fees were for professional services rendered by Hansen, Barnett, & Maxwell CPA firm for the audit of the Ensurge’s annual financial statements and review of financial statements.

(b) Tax Fees: the aggregate tax fees billed for fiscal years ending 2006 and 2005 were respectively, $750 and $700. These fees were for professional services rendered by Hansen, Barnett, & Maxwell CPA firm, which were for the completion of Ensurge’s year end tax return.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnSurge, Inc.
April 2, 2007	By: /s/ Jeff A. Hanks
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