Form 10QSB
period 2007-03-31
ENSURGE INC
filed 2007-05-21
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

EnSurge, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (IRS Employer Identification No.)

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

Yes X   No __

There were111,256 shares of common stock, $0.001 par value, issued and outstanding as of May 18, 2007.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Ensurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$167	$2,633

Total Current Assets	167	2,633

Total Assets	$167	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$138,738	$133,298
Accrued liabilities	985,500	1,056,042
Notes payable	1,349,403	1,349,403

Total Current Liabilities	2,473,641	2,538,743

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 10,111,256 and 111,256 shares issued and outstanding	10,111	111
Additional paid-in-capital	14,250,009	14,160,009
Accumulated deficit	(16,733,594)	(16,696,230)

Total Stockholders' Deficit	(2,473,474)	(2,536,110)

Total Liabilities and Stockholders' Deficit	$167	$2,633

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUE AND
EXPENSES - LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses

General and administrative	7,906	9,344

Interest expense	29,458	28,572

Total Expenses	37,364	37,916

Operating Loss	(37,364)	(37,916)

Gain on Forgiveness of Debt	-	1,137,767

Net Gain or (Loss)	$(37,364)	$1,099,851

Basic and Diluted Gain (Loss) per Share	$.00	$14.64

Basic and Diluted Weighted Average Common Shares Outstanding	9,445,889	75,142

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

Cash Flows From Operating Activities
Net gain or (loss)	$(37,364)	$1,099,851
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	-	(1,137,767)
Changes in operating assets and liabilities:
Trade accounts payable	5,440	-
Accrued liabilities	29,458	37,572

Net Cash (Used in) Provided by Operating Activities	(2,466)	(344)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	-	59,362
Increase in notes payable	-	(59,362)

Net Cash Provided by Financing Activities	-	-

Net Decrease in Cash	(2,466)	(344)

Cash at Beginning of Period	2,633	400

Cash at End of Period	$167	$56

Notes to Statement of Cash Flows:

Issuance of common stock to settle accrued liabilities	$100,000	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation - On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Basis of Presentation - The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Principles of Consolidation - The accompanying financial statements include the accounts of enSurge, Inc. On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition - The Company has suffered losses from operations and has a working capital deficiency of $2,473,474 at March 31, 2007. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,473,641 at March 31, 2007, or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At March 31, 2007, the Company had no potentially issuable common shares outstanding.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

OneSource.com v. Outbound Enterprises and enSurge, Inc. - In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157. Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of March 31, 2007, the Company has accrued the above liability as part of accounts payable.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. - In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for the Company in the amount of $45,145. As of March 31, 2007, the Company has accrued the above liability as part of accounts payable.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at March 31, 2007 as part of notes payable.

Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $100,000. This liability is recorded at March 31, 2007 as part of notes payable.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $40,000. This liability is recorded at March 31, 2007 as part of notes payable.

NOTE 3 - ISSUANCE OF SECURITIES

On January 6th, 2007 the Company issued 10,000,000 restricted shares to the Company’s President/CEO for services rendered. Due to the lack of trading and the stock being restricted it is difficult to know a true market value of the stock. Thus, the stock was valued at $0.01 and decreased the accrued liability owed to the President by $100,000.

NOTE 4 - SUBSEQUENT EVENTS

On May 11th, 2007 the President/CEO returned the certificate noted above in the amount of 10,000,000 to be cancelled and to return the shares to treasury. The Company has returned the certificate to the transfer agent with instructions to cancel the certificate and return shares to treasury.

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

During the fiscal year 2000 and through today’s date the Company has discontinued operations of all subsidiaries. The Company maintains the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from the parent company.

Results of Operations

Sales for the three months ended March 31, 2007 and 2006 were respectively, $0 and $0. The Company has no source of revenue. It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were, respectively, $7,906 and $9,344. These costs are made up of bank fees, audit expenses and the accrual of officer salary.

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

As of September 30, 2006, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

EnSurge and its’ subsidiaries have several outstanding law suits against them and the company. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 6th, 2007 the Company issued 10,000,000 restricted shares to the Company’s President/CEO for services rendered.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

None.

OTHER ITEMS

There were no other items to be reported under Part II of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enSurge, Inc.

Date: May 18, 2007	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director