Form 10QSB
period 2007-09-30
ENSURGE INC
filed 2007-11-19
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

___________________________________
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

Yes    X                 No   ___

There were 111,256 shares of common stock, $0.001 par value, issued and outstanding as of November 15, 2007.

EnSurge, Inc.
FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2007

PART I -	FINANCIAL INFORMATION

Item 1. Financial Statements
Ensurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT - LIQUIDATION BASIS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$444	$2,633

Total Current Assets	444	2,633

Total Assets	$444	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$133,298	$133,298
Accrued liabilities	1,145,669	1,056,042
Notes payable	1,360,403	1,349,403

Total Current Liabilities	2,639,370	2,538,743

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 111,256 and 111,256 shares issued and outstanding	111	111
Additional paid-in-capital	14,259,009	14,160,009
Accumulated deficit	(16,898,046)	(16,696,230)

Total Stockholders' Deficit	(2,638,926)	(2,536,110)

Total Liabilities and Stockholders' Deficit	$444	$2,633

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUE AND
EXPENSES - LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses
General and administrative	2,579	11,111	13,189	34,479
Interest expense	52,234	29,242	188,626	86,481

Total Expenses	(54,813)	(40,353)	(201,815)	(120,960)

Operating Loss	(54,813)	(40,353)	(201,815)	(120,960)

Gain on Forgiveness of Debt	-	-	-	1,605,513

Net Gain or (Loss)	$(54,813)	$(40,353)	$(201,815)	$1,484,553

Basic and Diluted Gain (Loss) per Share	$(0.49)	$(0.50)	$(0.04)	$19.27

Weighted Average Number of Common Shares Used in Per Share Calculation	111,256	80,142	4,690,011	77,028

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities
Net gain or (loss)	$(201,815)	$1,484,553
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of Debt	-	(1,605,513)
Change in conversion expense from notes payable	99,000
Changes in operating assets and liabilities:
Accrued liabilities	89,626	113,481
Net Cash Used in Operating Activities	(13,189)	(7,479)

Cash Flows From Financing Activities
Proceeds from notes payable	11,000	69,862
Settlement of notes payable	-	(59,362)

Net Cash Provided by Financing Activities	11,000	10,500

Net (Decrease) Increase in Cash	(2,189)	3,021

Cash at Beginning of Period	2,633	400

Cash at End of Period	$444	$3,421

Non-Cash Investing and Financing Activities:

Common stock issued for assumption of subsidiary liabilities	$-	$2,614,379

Issuance of common stock for services rendered	$100,000

Cancellation of common stock for services rendered	$100,000

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2007, and its results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Condition– The Company has suffered losses from operations and has a working capital deficiency of $2,638,926 at September 30, 2007. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,639,370 at September 30, 2007, or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share– Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At September 30, 2007, the Company had no potentially issuable common shares outstanding.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and the Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2007, the Company has accrued the above liability as part of accounts payable.

Paychex, Inc. v enSurge, Inc. and Subsidiaries.– In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge for employee payroll and payroll taxes paid by Paychex for $45,146.  As of September 30, 2007, the Company has accrued the above liability as part of accounts payable.

A-Business Funding Group v Ensurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2007 as part of notes payable.

Global Funding v Ensurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2007 as part of notes payable.

REA, LLC v Ensurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2007 as part of notes payable.

NOTE 3 – NOTES PAYABLE

During the period ended September 30, 2007, the Company entered into four new notes payable in the amount of $5,500, $2,500, $500 and $2,500, which notes accrue interest at 10% per annum, are due on demand, and are unsecured.  These notes are convertible into shares of common stock of $0.001.  The fair market value of the Company’s common stock as determined by the Company on the date of issuance was $0.01, which resulted in a beneficial conversion of $99,000 and was booked against interest expense and additional paid-in capital.

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

Results of Operations

Sales for the three months ended September 30, 2007 and 2006 were respectively, $0 and $0.  Sales for the nine months ended September 30, 2007 and 2006 were respectively, $0 and $0.  The Company has no source of revenue.  It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were, respectively, $2,579 and $11,111.  General and administrative expenses for the nine months ended September 30, 2007 and 2006 were, respectively, $13,189 and $34,479.  These costs are made up of bank fees, office expenses, auditor fees and officer salary.

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

Item 3.  Controls and Procedures

As of September 30, 2007, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

EnSurge has several outstanding law suits against it.  Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and the Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. As of September 30, 2007, the Company has accrued the above liability as part of accounts payable.

Paychex, Inc. v enSurge, Inc. and Subsidiaries.– In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge for employee payroll and payroll taxes paid by Paychex for $45,146.  As of September 30, 2007, the Company has accrued the above liability as part of accounts payable.

A-Business Funding Group v Ensurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at September 30, 2007 as part of notes payable.

Global Funding v Ensurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000. This liability is recorded at September 30, 2007 as part of notes payable.

REA, LLC v Ensurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000. This liability is recorded at September 30, 2007 as part of notes payable.

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

enSurge, Inc.

Date: November 15, 2007	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director