Form 10KSB
period 2007-12-31
ENSURGE INC
filed 2008-04-17
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 11, 2008 was approximately $2,527,814.The registrant had issued and outstanding 111,256 shares of its common stock on April 11, 2008.

EnSurge, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

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

On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 7,500 shares of the Company’s common stock and cash of $40,000.  The entity was discontinued December 2002.

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

strategy & market opportunity

While the Company strives to create positive stockholder value from every holding in its portfolio, there will be some holdings that will not reach their full potential.

Employees

As of April 11, 2008, Ensurge employed a total of 1 person.  None of our employees are associated with unions.

Environmental Standards

The Company is not involved in any project that would effect the environment.

ITEM 2.	PROPERTIES

Our corporate office is located at 2089 Fort Union Blvd, SLC, Utah  84121.  We believe that this property is suitable for our immediate needs.  EnSurge is located and managed at the corporate facility.

ITEM 3.	LEGAL PROCEEDINGS

EnSurge has several outstanding law suits, which approximate $190,000.  Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

Effective December 31, 2007, the Company wrote-off $130,241 of accounts payable, $484,496 of accrued liabilities and $253,354 of notes payable, due to the statute of limitations being fulfilled.  The company has recognized a gain of $868,091 relating to the write-off of these liabilities.

OneSource.com v. Outbound Enterprises and enSurge, Inc.    In October 2000, OneSource.com brought suit in the Third Judicial District Court, Salt Lake City, Utah, against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to a judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required.  The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees.  Effective December 31, 2007, the Company wrote-off this debt of $85,096, due to the statute of limitations being fulfilled.  The Company has recognized a gain of $85,096 relating to the write-off of these liabilities.

Paychex, Inc. v EnSurge, Inc. and Subsidiaries. In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against EnSurge for employee payroll and payroll taxes paid by Paychex.  Paychex has filed arbitration for EnSurge, Inc. for $45,145. All arbitrations are still in process and nothing has been resolved to date.  Effective December 31, 2007, the Company wrote-off this debt of $45,145, due to the statute of limitations being fulfilled.  The Company has recognized a gain of $45,145 relating to the write-off of these liabilities.

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

	HIGH	LOW
2006
First Quarter	$9.09	$4.55
Second Quarter	9.09	0.25
Third Quarter	3.50	0.36
Fourth Quarter	1.13	0.51

2007
First Quarter	$0.55	$0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.41
Fourth Quarter	0.42	0.25

Approximate Number of Equity Security holders

On April 11, 2008, there were 354 stockholders of record of our common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006
Revenue:	$-	$-

Expenses (including selling, general and administrative)	(240,343)	(162,568)

Gain on Forgiveness of Debt	868,091	1,605,513

Net Income	$627,748	$1,442,945

The following discussion of the results of operations and numbers presented represent operations from the parent company.

Sales for the twelve months ended December 31, 2007 and 2006 were respectively, $0 and $0.  The Company had no revenue for 2007 and 2006.

General & Administrative expenses for the twelve months ended December 31, 2007 and 2006 were, respectively, $21,858 and $46,767.  These costs were mainly to keep operations of the parent company viable.

Interest expense was $218,485 and $115,801 for the years ended December 31, 2007 and 2006, respectively.

During 2007 the company settled several liabilities and as of December 31, 2007 recorded a gain on forgiveness of debt for $868,091.

As of September 28, 2006, the Company has sold all subsidiaries.

EnSurge has several outstanding law suits, which approximate $190,000.  Settlement arrangements are in the process, however due to lack of cash, any arrangements are uncertain.

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

We Incurred Operating Losses for the Current Year

At December 31, 2007, our accumulated deficit since inception was $16,068,482.  For the twelve months ended December 31, 2007, we incurred a net gain of $627,748.  The Company has incurred a net loss in each year previous to the last two years, which had gains due to gain on forgiveness of debt  We have financed our operations primarily through sales of equity securities.

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

Outlook

The Company does not have current operations or plans for future operations and is not looking to grow or add to any of its holdings.

Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

PART II

ITEM 7.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 11 of this Report:

ENSURGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
EnSurge, Inc.

We have audited the accompanying consolidated statement of assets, liabilities, and stockholders’ deficit – liquidation basis of EnSurge, Inc. a Nevada corporation, (the Company)  as of December 31, 2007, and the related consolidated statements of revenue and expenses – liquidation basis, stockholders’ deficit – liquidation basis, and cash flows – liquidation basis for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities and stockholders’ deficit – liquidation basis of EnSurge, Inc. as of December 31, 2007, their revenues and expenses – liquidation basis and their cash flows – liquidation basis for the year then ended,  in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah

April 14, 2008

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
   EnSurge, Inc.

We have audited the accompanying consolidated statement of assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc., a Nevada corporation, (the Company) as of December 31, 2006, and the related consolidated statements of revenue and expenses—liquidation basis, stockholders’ deficit—liquidation basis, and cash flows—liquidation basis for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and stockholders’ deficit—liquidation basis of EnSurge, Inc. as of December 31, 2006, their revenues and expenses—liquidation basis and their cash flows—liquidation basis for the year then ended, in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 2, 2007

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS’
DEFICIT – LIQUIDATION BASIS AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash	$2,720	$2,633

Total Current Assets	2,720	2,633

Total Assets	$2,720	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$9,002	$133,298
Accrued liabilities	691,031	1,056,042
Notes payable	1,112,049	1,349,403
Total Current Liabilities	1,812,082	2,538,743
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 111,256 and 111,256 shares outstanding, respectively	111	111
Additional paid-in-capital	14,259,009	14,160,009
Accumulated deficit	(16,068,482)	(16,696,230)
Total Stockholders' Deficit	(1,809,362)	(2,536,110)

Total Liabilities and Stockholders' Deficit	$2,720	$2,633

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Sales	$-	$-

Expenses
General and administrative	21,858	46,767
Interest expense	218,485	115,801
Total Expenses	240,343	162,568
Operating Loss	$(240,343)	$(162,568)

Gain on Forgiveness of Debt	$868,091	$1,605,513

Net Gain	$627,748	$1,442,945

Basic and Diluted Net Gain Per Common Share	$5.64	$13.25

Basic and Diluted Weighted Average Common Shares Outstanding	111,256	108,927

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2005	106,256	106	16,280,169	(22,873,710)	(6,593,435)

Issuance of stock for the assumption of subsidiary liabilities	5,000	5	2,614,375	–	2,614,380

Effect of the sale of subsidiaries	–	–	(4,734,535)	4,734,535	–

Net gain	–	–	–	1,442,945	1,442,945
Balance - December 31, 2006	111,256	111	14,160,009	(16,696,230)	(2,536,110)

Finance charge for convertible debt	–	–	99,000	–	99,000
Net gain	–	–	–	627,748	627,748
Balance - December 31, 2007	111,256	$111	$14,259,009	$(16,068,482)	$(1,809,362)

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities
Net gain	$627,748	$1,442,945
Adjustments to reconcile net gain to net cash used in operating activities:
Forgiveness of debt	(868,091)	(1,605,513)
Beneficial conversion feature of notes payable	99,000	-
Changes in operating assets and liabilities:
Increase in trade accounts payable	5,945	-
Increase in accrued liabilities	119,485	151,801
Net Cash Used in Operating Activities	(15,913)	(10,767)

Cash Flows From Financing Activities
Proceeds from notes payable	16,000	72,362
Payment of notes payable	-	(59,362)

Net Cash Provided by Financing Activities	16,000	13,000

Net Increase in Cash	87	2,233

Cash at Beginning of Period	2,633	400

Cash at End of Period	$2,720	$2,633

Non-Cash Investing and Financing Activities:

Common stock issued for assumption of subsidiary liabilities	$-	$2,614,380

Elimination of subsidiary accumulated deficit against additional paid in capital	$-	$4,734,535

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Enurge, Inc. and its subsidiaries, prior to their sale on September 28, 2006.  All significant intercompany transactions and balances have been eliminated in consolidation.

On September 28, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a related party shareholder of Ensurge, to purchase all shares of stock of Outbound, iShopper I.S., ECenter, NowSeven, StinkyFeet, Uniq Studios, TotalInet, ATI, ISSI, and ZaiBon (Ensurge subsidiaries).  As a result, the accompanying financial statements would not be considered consolidated at December 31, 2006 or at December 31, 2007, or the period from September 28, 2006 through December 31, 2007.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $1,809,362 at December 31, 2007. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,812,082 at December 31, 2007 or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 3, “Stock Options". No options were granted during the year ended December 31, 2007.  Therefore, there were no effects of stock-based compensation resulting from the application of SFAS No. 123(R) included in Consolidated Statements of Revenue and Expenses. The cost for future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statements of Revenue and Expenses.

Prior to January 1, 2006, the Company accounted for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25"). Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The Company also accounted for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS 123) which required these options and warrants to be accounted for at their fair value. No options were granted during the year ended December 31, 2007 and all options had vested prior to January 1, 2006, thus pro forma financial information has not been presented.

Basic and Diluted Gain Per Share – Basic gain per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At December 31, 2007, the Company had no potentially issuable common shares.

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

Recently Enacted Accounting Standards – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2 – NOTES PAYABLE

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

Effective December 31, 2007, the Company wrote-off $130,241 of accounts payable, $484,496 of accrued liabilities and $253,354 of notes payable, due to the statute of limitations being fulfilled.  The Company has recognized a gain of $868,091 relating to the write-off of these liabilities.

Shareholder Activity – During the period ended December 31, 2006, the Company entered into four new notes payable with a related party shareholder totaling $13,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.

On June 19th, 2006 the Company entered into an agreement with Portsmith Partner of Neveda, Inc., a shareholder of the Company, whereby Portsmith agreed to assume the debt of the subsidiaries of Ensurge, which totaled $2,614,380.  In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith.  In relation to this transaction, on September 28, 2006, Ensurge sold all shares of stock of all subsidiaries to Portsmith. – See Note 1.  This transaction has been treated as a non-monetary transaction with a related party shareholder and the effects are reported through Stockholders’ Deficit.

During the period ended December 31, 2007, the Company entered into two new notes payable with a related party shareholder totaling $8,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.  The Company also entered into four new notes payable with a related party shareholder totaling $8,000. These notes accrue interest at 10% per annum, are due on demand, and are unsecured.

A summary of notes payable at December 31, 2007 and 2006 is as follows:

	2007	2006

8% Notes payable, due on demand, unsecured	$949,950	$1,198,950

10% Note payable, due on demand, unsecured	8,000	-

15% Note payable, due on demand, unsecured	154,099	146,099

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured	-	4,354

Total Notes Payable	$1,112,049	$1,349,403

NOTE 3 – STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2007 and 2006 is as follows:

	Options	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2005	2,675,000	0.03	0.03

Expired	(2,675,000)	0.03	0.03

Balance, December 31, 2006	-

Exercisable, December 31, 2006	-

Balance, December 31, 2007	-

Exercisable, December 31, 2007	-

NOTE 4 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $6,473,000 at December 31, 2007. The operating loss carry forwards expire from 2019 through 2026. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2007 and 2006:

	2007	2006
Deferred Tax Assets
Operating loss carry forwards	$2,200,000	$2,624,744
Depreciation	3,411	3,411
Total Deferred Tax Assets	2,203,241	2,628,155
Valuation Allowance	(2,203,241)	(2,628,155)
Net Deferred Tax Asset	$–	$–

During 2007 and 2006, the valuation allowance decreased by $424,744 and $538,219, respectively, principally due to the utilization of operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2007	2006

Income tax (benefit) at statutory rate (34%)	$213,434	$490,600
Benefit of operating loss carry-forwards	(247,000)	(562,204)
Other change in valuation allowance	9,566	23,986
State tax (benefit), net of federal tax effect	24,000	47,618

Net Benefit (Expense) From Income Taxes	$–	$–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. Effective December 31, 2007, the company wrote-off this debt of $85,096, due to the statute of limitations being fulfilled.  The Company has recognized a gain of $85,096 relating to the write-off of these liabilities.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. – In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for the Company in the amount of $45,145. Effective December 31, 2007, the company wrote-off this debt of $45,145, due to the statute of limitations being fulfilled.  The Company has recognized a gain of $45,145 relating to the write-off of these liabilities.

A-Business Funding Group v Ensurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000. This liability is recorded at December 31, 2007 as part of notes payable.

Global Funding v Ensurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $100,000. This liability is recorded at December 31, 2007 as part of notes payable.

REA, LLC v Ensurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $40,000. This liability is recorded at December 31, 2007 as part of notes payable.

NOTE 6 – OTHER SIGNIFICANT ITEMS

Common Stock Split - Effective May 8, 2006 the Company approved a 1 for 3,000 reverse split in its common stock.  The Company did not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares.  The accompanying financial statements have been presented to reflect this reverse stock split.

NOTE 7 – SUBSEQUENT EVENTS

None

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of February 29, 2008, the Company changed auditors from Hansen, Barnett & Maxwell to Child, Van Wagoner, & Bradshaw.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding our executive officers as of April 14, 2006:

Name	Age	Position
Jeff A. Hanks	42	President and Chief Financial Officer

Jeff A. Hanks, President and CFO:  Mr. Hanks is President and Chief Financial Officer for EnSurge.

All of the current executive officers and directors of the Company were delinquent in filing their Initial Statements of Beneficial Ownership on Form 3.

ITEM 10.	EXECUTIVE COMPENSATION

Jeff A. Hanks served as CEO of EnSurge, Inc. during the last completed fiscal year and was not compensated during that time period.  No other officer of the company was compensated in excess of $100,000.  Jeff is the only employee of the Company and has reached an agreement on accrued wages of $50,000, and any other accrued wages have been forgiven.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

21.1	Subsidiaries of EnSurge, Inc.

24.1	Powers of Attorney for Messrs. Hanks.

(b).	Reports on Form 8-K:

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2007 and 2006 were respectively, $11,160 and $8,150.  These fees were for professional services rendered by Hansen, Barnett, & Maxwell CPA firm for the audit of the Ensurge’s annual financial statements and review of financial statements.

(b) Tax Fees: the aggregate tax fees billed for fiscal years ending 2007 and 2006 were respectively, $815 and $750.  These fees were for professional services rendered by Hansen, Barnett, & Maxwell CPA firm, which were for the completion of Ensurge’s year end tax return.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnSurge, Inc.

April 16, 2008	By:	/s/ JEFF A. HANKS
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