Form 10-Q
period 2008-03-31
ENSURGE INC
filed 2008-05-20
CIK 789879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No ☐

There were111,256 shares of common stock, $0.001 par value, issued and outstanding as of May 15, 2008.

EnSurge, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements       Condensed Statements of Assets, Liabilities and Stockholders' Deficit -

Liquidation Basis (Unaudited) as of March 31, 2008 and December 31, 2007(Audited)	3

Condensed Statements of Revenue and Expenses - Liquidation Basis
(Unaudited) for the Three Months Ended March 31, 2008 and 2007	4

Condensed Statements of Cash Flows - Liquidation Basis (Unaudited)
for the Three Months Ended March 31, 2008 and 2007	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

Signatures	9

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Ensurge, Inc.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND

STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$2,525	$2,720
Total Current Assets	2,525	2,720

Total Assets	$2,525	$2,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$9,057	$9,002
Accrued liabilities	716,038	691,031
Notes payable	1,117,049	1,112,049

Total Current Liabilities	1,842,144	1,812,082

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized;
111,256 and 111,256 shares issued and outstanding	111	111
Additional paid-in-capital	14,259,009	14,259,009
Accumulated deficit	(16,098,739)	(16,068,482)

Total Stockholders' Deficit	(1,839,619)	(1,809,362)

Total Liabilities and Stockholders' Deficit	$2,525	$2,720

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.

CONDENSED STATEMENTS OF REVENUE AND

EXPENSES – LIQUIDATION BASIS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
Sales	$-	$-
Cost of Sales	-	-

Gross Profit	-	-

Expenses
General and administrative	5,250	7,906
Interest expense	25,007	29,458

Total Expenses	30,257	37,364

Operating Loss	(30,257)	(37,364)

Gain on Forgiveness of Debt	-	-

Net Gain or (Loss)	$ (30,257)	$ (37,364)

Basic and Diluted Gain (Loss) per Share	$ (0.27)	$ (0.004)

Basic and Diluted Weighted Average Common Shares Outstanding	111,256	9,445,889

The accompanying notes are an integral part of these condensed financial statements

Ensurge, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

LIQUIDATION BASIS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007

Cash Flows From Operating Activities
Net gain or (loss)	$ (30,257)	$ (37,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Trade accounts payable	55	5,440
Accrued liabilities	25,007	29,458
Net Cash (Used in) Provided by Operating Activities	(5,195)	(2,466)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	5,000	-
Increase in notes payable	-	-

Net Cash Provided by Financing Activities	5,000	-

Net Decrease in Cash	(195)	(2,466)

Cash at Beginning of Period	2,720	2,633

Cash at End of Period	$2,525	$167

Notes to Statement of Cash Flows:
Issuance of common stock to settle accrued liabilities	$-	$100,000

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.

Notes to Condensed Financial Statements.

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to enSurge, Inc. enSurge, Inc. and its subsidiaries are referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation – The accompanying financial statements include the accounts of enSurge, Inc. On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $1,839,619 at March 31, 2008. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,842,144 at March 31, 2008, or to satisfy any of the Company’s contingent liabilities. The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At March 31, 2008, the Company had no potentially issuable common shares outstanding.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against the Company,. seeking recovery of balances owed in the amount of $50,000 to which the Company stipulated to a judgment. This liability is recorded at March 31, 2008 as part of notes payable. Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $100,000 to which the Company stipulated to a judgment. This liability is recorded at March 31, 2008 as part of notes payable.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company seeking recovery of balances owed in the amount of $40,000 to which the Company stipulated to a judgment. This liability is recorded at March 31, 2008 as part of notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.

          During the fiscal year 2000 and through today’s date the Company has discontinued operations of all subsidiaries. The Company maintains the parent holding Company. The following discussion of the results of operations and numbers presented represent operations from the parent company.

Results of Operations

          Sales for the three months ended March 31, 2008 and 2007 were respectively, $0 and $0. The Company has no source of revenue. It is looking for opportunities to create revenue, but at this time has no viable options.

          General and administrative expenses for the three months ended March 31, 2008 and 2007 were, respectively, $5,250 and $7,906. These costs are made up of bank fees, audit and tax expenses.

          Interest expense for the three months ended March 31, 2008 and 2007 were, respectively, $25,007 and $29,458. These costs are made up of interest expense on notes payable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As of March 31, 2008, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          EnSurge and its subsidiaries have several outstanding law suits against them and the company. Settlement arrangements have been in process, however due to lack of cash, any arrangements are uncertain.

A-Business Funding Group v Ensurge, Inc. In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $50,000 to which the Company stipulated to a judgment. Global Funding v Ensurge, Inc. In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $100,000 to which the Company stipulated to a judgment.

REA, LLC v Ensurge, Inc. In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against Ensurge, Inc. seeking recovery of balances owed in the amount of $40,000 to which the Company stipulated to a judgment.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

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

enSurge, Inc.

Date:	May 15, 2008	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director