Form 10-Q
period 2008-06-30
ENSURGE INC
filed 2008-08-14
CIK 789879

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

 EnSurge, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0431533
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2089 East Fort Union Blvd
Salt Lake City, UT  84121
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

Large accelerated filer [  ]      Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

There were 111,256 shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2008.

EnSurge, Inc.
FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I -                                                                                                                 FINANCIAL INFORMATION

Item 1.                 Financial Statements
Ensurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$60	$2,720

Total Current Assets	60	2,720

Total Assets	$60	$2,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$19,342	$9,002
Accrued liabilities	741,141	691,031
Notes payable	1,117,049	1,112,049

Total Current Liabilities	1,877,532	1,812,082

Stockholders' Deficit
Common stock - $0.001 par value, 100,000,000 shares authorized,
111,256 and 111,256 shares issued and outstanding	111	111
Additional paid-in capital	14,259,009	14,259,009
Accumulated deficit	(16,136,592)	(16,068,482)

Total Stockholders' Deficit	(1,877,472)	(1,809,362)

Total Liabilities and Stockholders' Deficit	$60	$2,720

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUES AND EXPENSES
LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses
General and administrative	12,750	2,704	18,001	10,610
Interest expense	25,103	106,935	50,109	136,393

Total Expenses	(37,853)	(109,639)	(68,110)	(147,003)

Operating Loss	(37,853)	(109,639)	(68,110)	(147,003)

Gain on Forgiveness of Debt	-	-	-	-

Loss	$(37,853)	$(109,639)	$(68,110)	$(147,003)

Basic and Diluted Loss per Share	$(0.34)	(0.02)	(0.61)	(0.02)

Weighted Average Number of Common Shares Used in Per Share Calculation	111,256	4,616,751	111,256	7,017,333

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net gain or (loss)	$(68,110)	$(147,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in conversion expense from notes payable	-	76,500
Changes in operating assets and liabilites:
Accounts payable	10,340	-
Accrued liabilities	50,110	59,893
Net Cash Used in Operating Activities	(7,660)	(10,610)

Cash Flows From Financing Activities
Proceeds from notes payable	5,000	8,500
Settlement of notes payable	-	-
Net Cash Provided by Financing Activities	5,000	8,500

Net (Decrease) Increase in Cash	(2,660)	(2,110)

Cash at Beginning of Period	2,720	2,633

Cash at End of Period	$60	$523

Non-Cash Investing and Financing Activities
Issuance of common stock for services rendered	$-	$100,000

Cancellation of common stock for services rendered	$-	$100,000

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to EnSurge, Inc. EnSurge, Inc. and its subsidiaries are referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2008, and its results of operations and cash flows for the  six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation – The accompanying financial statements include the accounts of EnSurge, Inc.  On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $1,877,472 at June 30, 2008. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,877,532 at June 30, 2008, or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At June 30, 2008, the Company had no potentially issuable common shares outstanding.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

A-Business Funding Group v EnSurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $50,000 to which the Company stipulated to a judgment. This liability is recorded at June 30, 2008 as part of notes payable.

Global Funding v EnSurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $100,000 to which the Company stipulated to a judgment. This liability is recorded at June 30, 2008 as part of notes payable.

REA, LLC v EnSurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $40,000 to which the Company stipulated to a judgment. This liability is recorded at June 30, 2008 as part of notes payable.

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

Results of Operations

Sales for the three months ended June 30, 2008 and 2007 were respectively, $0 and $0.  Sales for the six months ended June 30, 2008 and 2007 were respectively, $0 and $0.  The Company has no source of revenue.  It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were, respectively, $12,750 and $2,704.  General and administrative expenses for the six months ended June 30, 2008 and 2007 were, respectively, $18,001 and $10,610.  These costs are made up of bank fees, office expenses, auditor fees and officer salary.

Interest expense for the three months ended June 30, 2008 and 2007 was, respectively, $25,103 and $106,935.  Interest expense for the six months ended June 30, 2008 and 2007 was, respectively, $50,109 and $136,393.  These costs are made up of interest expense on notes payable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

As of June 30, 2008, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 2003, judgments were entered against the Company in the amount of $190,000 by three different companies.  These amounts remain unpaid.  These liabilities are recorded on the balance sheet as notes payable.

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

EnSurge, Inc.

Date:	August 14, 2008	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer, Chief Financial Officer, Secretary, and Director