Form 10-Q
period 2008-09-30
ENSURGE INC
filed 2008-11-19
CIK 789879

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

EnSurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4766 S. Holladay Blvd. Holladay, UT 84117
(Address of principal executive offices)

(801) 273-9300
(Issuer's telephone number)

2089 E. Fort Union Blvd., Salt Lake City, Utah 84121
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 511,256 shares of common stock, $0.001 par value, issued and outstanding as of November 17, 2008.

EnSurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Page
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Statements of Assets, Liabilities and Stockholders' Deficit --
Liquidation Basis (Unaudited) as of September 30, 2008 and December 31, 2007	3

Condensed Statements of Revenue and Expenses -- Liquidation Basis
(Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows -- Liquidation Basis (Unaudited)
for the Nine Months Ended September 30, 2008 and 2007	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4T. Controls and Procedures	8

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

Signatures	9

PART I -                                                                                                                 FINANCIAL INFORMATION

Item 1.                 Financial Statements
EnSurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$60	$2,720

Total Current Assets	60	2,720

Total Assets	$60	$2,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$18,542	$9,002
Accrued liabilities	766,361	691,031
Notes payable	1,123,349	1,112,049

Total Current Liabilities	1,908,252	1,812,082

Stockholders' Deficit
Common stock -- $0.001 par value, 100,000,000 shares authorized,
111,256 and 111,256 shares issued and outstanding	111	111
Additional paid-in capital	14,259,009	14,259,009
Accumulated deficit	(16,167,312)	(16,068,482)

Total Stockholders' Deficit	(1,908,192)	(1,809,362)

Total Liabilities and Stockholders' Deficit	$60	$2,720

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUES AND EXPENSES
-	LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Expenses
General and administrative	5,500	2,579	23,500	13,189
Interest expense	25,221	52,234	75,330	188,626

Total Expenses	(30,721)	(54,813)	(98,830)	(201,815)

Operating Loss	$(30,721)	$(54,813)	$(98,830)	$(201,815)

Gain on Forgiveness of Debt	0	$0	$0	$0

Loss	$(30,721)	$(54,813)	$(98,830)	$(201,815)

Basic and Diluted Loss per Share	$(0.28)	$(0.49)	$(0.89)	$(1.81)

Weighted Average Number of Common
Shares Used in Per Share Calculation	111,256	111,256	111,256	111,526

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
-	LIQUIDATION BASIS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net gain or (loss)	$(98,830)	$(201,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in conversion expense from notes payable	0	99,000
Changes in operating assets and liabilities:
Accounts payable	9,540	0
Accrued liabilities	75,330	89,626

Net Cash Used in Operating Activities	(13,960)	(13,189)

Cash Flows From Financing Activities
Proceeds from notes payable	11,300	11,000

Net Cash Provided by Financing Activities	11,300	11,000

Net (Decrease) Increase in Cash	(2,660)	(2,189)

Cash at Beginning of Period	2,720	2,633

Cash at End of Period	$60	$444

Non-Cash Investing and Financing Activities:
Issuance of common stock for services rendered	$0	$100,000

Cancellation of common stock for services rendered	$0	$100,000

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS – LIQUIDATION BASIS
September 30, 2008

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to EnSurge, Inc. EnSurge, Inc. and its subsidiaries are referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2008, and its results of operations and cash flows for the  six months ended September 30, 2008 and 2007.  The results of operations for the three and six months ended September 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation – The accompanying financial statements include the accounts of EnSurge, Inc.  On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $1,908,192 at September 30, 2008. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,908,252 at September 30, 2008, or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities and is a defendant in several resulting lawsuits, discussed further in Note 2.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At September 30, 2008, the Company had no potentially issuable common shares outstanding.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

A-Business Funding Group v EnSurge, Inc.  In November 2003, A-Business Funding Group filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $50,000 to which the Company stipulated to a judgment. This liability is recorded at September 30, 2008 as part of notes payable.

Global Funding v EnSurge, Inc.  In November 2003, Global Funding filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $100,000 to which the Company stipulated to a judgment. This liability is recorded at September 30, 2008 as part of notes payable.

REA, LLC v EnSurge, Inc.  In November 2003, REA, LLC filed suit in the Circuit Court of Salt Lake County, Utah, against the Company, seeking recovery of balances owed in the amount of $40,000 to which the Company stipulated to a judgment. This liability is recorded at September 30, 2008 as part of notes payable.

NOTE 3 – SUBSEQUENT EVENTS

On October 21, 2008 the Company issued 400,000 shares of common stock to Jeff Hanks, President, for services performed.  These shares were valued at $.001 for a total of $400.

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

Results of Operations

Sales for the three months ended September 30, 2008 and 2007 were respectively, $0 and $0.  Sales for the nine months ended September 30, 2008 and 2007 were respectively, $0 and $0.  The Company has no source of revenue.  It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were, respectively, $5,500 and $2,579.  General and administrative expenses for the nine months ended September 30, 2008 and 2007 were, respectively, $23,500 and $13,189.  These costs are made up of bank fees, office expenses, auditor fees and officer salary.

Interest expense for the three months ended September 30, 2008 and 2007 was, respectively, $25,221 and $52,234.  Interest expense for the nine months ended September 30, 2008 and 2007 was, respectively, $75,330 and $188,626.  These costs are made up of interest expense on notes payable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

As of September 30, 2008, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 21, 2008 the Company issued 400,000 shares of common stock to Jeff Hanks, President, for services performed.  These shares were valued at $.001 for a total of $400.

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

EnSurge, Inc.

Date:	November 17, 2008	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director