Form 10-K
period 2008-12-31
ENSURGE INC
filed 2009-04-15
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

EnSurge, Inc.
(Name of  registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

4766 S. Holladay Blvd Holladay, UT (Address of Principal Executive Offices)	84117 (Zip Code)

Issuer's Telephone Number  (801) 273-9300

Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange. [X] Yes [ ] No

Note – Checking the box above will not relieve any registrant to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 9	Accelerated filer 9
Non-accelerated filer (Do not check if a smaller reporting company) 9	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [ X ] Yes [  ] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 13, 2009 was approximately $27,814.The registrant had issued and outstanding 111,256 shares of its common stock on April 13, 2009.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [ X ] No

EnSurge, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

On September 28, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a related party shareholder of Ensurge, to purchase all shares of stock of Outbound, iShopper I.S., ECenter, NowSeven, StinkyFeet, Uniq Studios, TotalInet, ATI, ISSI, and ZaiBon (Ensurge subsidiaries).  For the period covering  this report, the Company has no subsidiaries.

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

Employees

As of April 11, 2009, Ensurge employed a total of 1 person.  None of our employees are associated with unions.

Environmental Standards

The Company is not involved in any project that would affect the environment.

ITEM 2.	PROPERTIES

The Company currently operates from the office of the Company’s legal counsel and pays no rent or expense.

ITEM 3.	LEGAL PROCEEDINGS

EnSurge has stipulated to judgements, which approximate $190,000.  The debt was recorded on the books of the Company as notes payable and there are no further legal proceedings.

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

	HIGH	LOW
2007
First Quarter	$0.55	$0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.41
Fourth Quarter	0.42	0.25

2008
First Quarter	$0.25	$0.25
Second Quarter	0.60	0.25
Third Quarter	0.60	0.25
Fourth Quarter	0.75	0.25

Approximate Number of Equity Security holders

On April 13, 2009, there were 355 stockholders of record of our common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We do not presently pay dividends on our common stock.  We intend for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of our business.

ITEM 6.	SELECTED FINANCIAL DATA

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  In addition to the other risks described in the “Factors That May Affect Future Results” discussion under Item 7A,  Quantitative and Qualitive Disclosure About Market Risk in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

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

Results of Operations

The following discussions should be read in conjunction with the Company's  Financial Statements contained herein under Item 8 of this Report.

	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007
Revenue:	$-	$-

Expenses (including selling, general and administrative)	(131,058)	(240,343)

Gain on Forgiveness of Debt	-	868,091

Net Income (Loss)	$(131,058)	$627,748

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of the results of operations and numbers presented represent operations from the parent company.  As of September 28, 2006, the Company had sold all subsidiaries.

Sales for the twelve months ended December 31, 2008 and 2007 were respectively, $0 and $0.  The Company had no revenue for 2008 and 2007.

General & Administrative expenses for the twelve months ended December 31, 2008 and 2007 were, respectively, $30,460 and $21,858.  These costs were mainly to keep operations of the parent company viable.

Interest expense was $100,598 and $218,485 for the years ended December 31, 2008 and 2007, respectively.

During 2007 the company settled several liabilities and as of December 31, 2007 recorded a gain on forgiveness of debt for $868,091.

EnSurge has stipulated to judgements, which approximate $190,000.  The debt was recorded on the books of the Company as notes payable and there are no further legal proceedings.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  We have been unprofitable since inception (1998) and we have incurred net losses in each year.  The Company has no further stock authorized to do private placements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We Incurred Operating Losses for the Current Year

At December 31, 2008, our accumulated deficit since inception was $16,199,540.  For the twelve months ended December 31, 2008, we incurred a net loss of $131,058.  We have financed our operations primarily through sales of equity securities.

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

Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

PART II

ITEM 8.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part II of this Report beginning at page 11 of this Report:

ENSURGE, INC.

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
EnSurge, Inc.

We have audited the accompanying statements of assets, liabilities, and stockholders’ deficit – liquidation basis of EnSurge, Inc. a Nevada corporation, (the Company)  as of December 31, 2008 and 2007, and the related  statements of revenue and expenses – liquidation basis, stockholders’ deficit – liquidation basis, and cash flows – liquidation basis for the years then ended.  These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the assets, liabilities and stockholders’ deficit – liquidation basis of EnSurge, Inc. as of December 31, 2008 and 2007, their revenues and expenses – liquidation basis and their cash flows – liquidation basis for the years then ended,  in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in Note 1.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah

April 14, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

ENSURGE, INC.
 STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS’
DEFICIT – LIQUIDATION BASIS AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$0	$2,720

Total Current Assets	0	2,720

Total Assets	$0	$2,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$22,192	$9,002
Accrued liabilities	791,629	691,031
Notes payable	1,126,599	1,112,049
Total Current Liabilities	1,940,020	1,812,082
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 111,256 and 111,256 shares outstanding, respectively	111	111
Additional paid-in-capital	14,259,009	14,259,009
Accumulated deficit	(16,199,540)	(16,068,482)
Total Stockholders' Deficit	(1,940,420)	(1,809,362)

Total Liabilities and Stockholders' Deficit	$0	$2,720

The accompanying notes are an integral part of these  financial statements.

ENSURGE, INC.
 STATEMENTS OF REVENUE AND EXPENSES – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Sales	$-	$-

Expenses
General and administrative	30,460	21,858
Interest expense	100,598	218,485
Total Expenses	131,058	240,343
Operating Loss	$(131,058)	$(240,343)

Gain on Forgiveness of Debt	$-	$868,091

Net Gain (Loss)	$(131,058)	$627,748

Basic and Diluted Net Gain (Loss) Per Common Share	$(1.185)	$5.64

Basic and Diluted Weighted Average Common Shares Outstanding	111,256	111,256

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
 STATEMENTS OF STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

					)

Balance - December 31, 2006	111,256	$111	$14,160,009	$(16,696,230)	$(2,536,110)

Finance charge for convertible debt	–	–	99,000	–	99,000
Net gain	–	–	–	627,748	627,748
Balance - December 31, 2007	111,256	$111	$14,259,009	$(16,068,482)	$(1,809,362)
Net (Loss)			–	(131,058)	(131,058)
Balance - December 31, 2008	111,256	$111	$14,259,009	$(16,199,540)	$(1,940,420)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
 STATEMENTS OF CASH FLOWS – LIQUIDATION BASIS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities
Net gain (loss)	$(131,058)	$627,748
Adjustments to reconcile net gain to net cash used in operating activities:
Forgiveness of debt	-	(868,091)
Beneficial conversion feature of notes payable	-	99,000
Changes in operating assets and liabilities:
Increase in trade accounts payable	13,190	5,945
Increase in accrued liabilities	100,598	119,485
Net Cash Used in Operating Activities	(17,270)	(15,913)

Cash Flows From Financing Activities
Proceeds from notes payable	14,550	16,000
Payment of notes payable	-	-

Net Cash Provided by Financing Activities	14,550	16,000

Net Increase (decrease) in Cash	(2,720)	87

Cash at Beginning of Period	2,720	2,633

Cash at End of Period	$-	$2,720

Non-Cash Investing and Financing Activities:

The accompanying notes are an integral part of these financial statements.

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to EnSurge, Inc. EnSurge, Inc. is referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Principles of Consolidation – The accompanying  financial statements include the accounts of Enurge, Inc.

On September 28, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a related party stockholder of Ensurge, to purchase all shares of stock of Outbound, iShopper I.S., ECenter, NowSeven, StinkyFeet, Uniq Studios, TotalInet, ATI, ISSI, and ZaiBon (Ensurge subsidiaries).  As a result, the accompanying financial statements would not be considered consolidated at December 31, 2007, or at December 31, 2008, or the period from September 28, 2006 through December 31, 2008.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $1,940,420 at December 31, 2008. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,940,420 at December 31, 2008 or to satisfy any of the Company’s contingent liabilities.  The Company has defaulted on several liabilities.

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

Prior to January 1, 2006, the Company accounted for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25"). Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The Company also accounted for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS 123) which required these options and warrants to be accounted for at their fair value. No options were granted during the year ended December 31, 2008, and all options had vested prior to January 1, 2006, thus pro forma financial information has not been presented.

Basic and Diluted Gain Per Share – Basic gain per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At December 31, 2008, the Company had no potentially issuable common shares.

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

Stockholder Activity – During the period ended December 31, 2006, the Company entered into four new notes payable with a related party stockholder totaling $13,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.

On June 19th, 2006 the Company entered into an agreement with Portsmith Partner of Neveda, Inc., a stockholder of the Company, whereby Portsmith agreed to assume the debt of the subsidiaries of Ensurge, which totaled $2,614,380.  In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith.  In relation to this transaction, on September 28, 2006, Ensurge sold all shares of stock of all subsidiaries to Portsmith. – See Note 1.  This transaction has been treated as a non-monetary transaction with a related party shareholder and the effects are reported through Stockholders’ Deficit.

During the period ended December 31, 2007, the Company entered into two new notes payable with a related party stockholder totaling $8,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.  The Company also entered into four new notes payable with a related party stockholder totaling $8,000. These notes accrue interest at 10% per annum, are due on demand, and are unsecured.

During the period ended December 31, 2008, the Company entered into one new note payable with a related party stockholder totaling $6,300. This note accrues interest at 15% per annum, is due on demand, and is unsecured.  The Company also entered into five new notes payable with a related party stockholder totaling $8,250. These notes accrue interest at 10% per annum, are due on demand, and are unsecured.

A summary of notes payable at December 31, 2008 and 2007 is as follows:

	2008	2007

8% Notes payable, due on demand, unsecured	$949,950	$949,950

10% Note payable, due on demand, unsecured	16,250	8,000

15% Note payable, due on demand, unsecured	160,399	154,099

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured	-	-

Total Notes Payable	$1,126,599	$1,112,049

NOTE 3 – STOCK OPTIONS

A summary of stock option activity for the years ending December 31, 2008 and 2007 is as follows:

	Options	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2005	2,675,000	0.03	0.03

Expired	(2,675,000)	0.03	0.03

Balance, December 31, 2006	-

Exercisable, December 31, 2006	-

Balance, December 31, 2007	-

Exercisable, December 31, 2007	-
Balance, December 31, 2008	-

Exercisable, December 31, 2008	-

NOTE 4 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $6,603,000 at December 31, 2008. The operating loss carry forwards expire from 2019 through 2028. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2008 and 2007:

	2008	2007
Deferred Tax Assets
Operating loss carry forwards	$2,331,000	$2,200,000
Depreciation	3,411	3,411
Total Deferred Tax Assets	2,334,411	2,203,241
Valuation Allowance	(2,334,411)	(2,203,241)
Net Deferred Tax Asset	$–	$–

During 2008 and 2007, the valuation allowance increased and decreased by $131,170 and $424,914, respectively, principally due to the utilization of operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2008	2007

Income tax (benefit) at statutory rate (34%)	$(44,500)	$213,434
Benefit of operating loss carry-forwards	51,000	(247,000)
Other change in valuation allowance	0	9,566
State tax (benefit), net of federal tax effect	(6,500)	24,000

Net Benefit (Expense) From Income Taxes	$–	$–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

OneSource.com v. Outbound Enterprises and enSurge, Inc. – In October 2000, OneSource.com brought suit against Outbound seeking recovery for amounts owed for printing services and related products furnished between October 1999 and January 2000 in the amount of $76,157.  Settlement was reached in December 2000, on terms that entitled OneSource to judgment against Outbound and Company, as its guarantor, if settlement installments were not made as required. The Company has defaulted in settlement payments and judgment against Outbound and the Company was entered on March 30, 2001, in the amount of $85,096, including interest costs and attorneys fees. Effective December 31, 2007, the company wrote-off this debt of $85,096, due to the statute of limitations being fulfilled.  In 2007, the Company recognized a gain of $85,096 relating to the write-off of these liabilities.

Paychex, Inc. v enSurge, Inc. and Subsidiaries. – In March 2001, Paychex filed for arbitration with the American Arbitration Association in Syracuse, New York, against enSurge and its subsidiaries for employee payroll and payroll taxes paid by Paychex. Paychex has filed arbitration separately for the Company in the amount of $45,145. Effective December 31, 2007, the company wrote-off this debt of $45,145, due to the statute of limitations being fulfilled.  In 2007, the Company recognized a gain of $45,145 relating to the write-off of these liabilities.

EnSurge has stipulated to judgements, which approximate $190,000.  The debt was recorded on the books of the Company as notes payable and there are no further legal proceedings

NOTE 6 – OTHER SIGNIFICANT ITEMS

Common Stock Split - Effective May 8, 2006 the Company approved a 1 for 3,000 reverse split in its common stock.  The Company did not reverse any certificate that is less than 100 shares or any certificate more than 100 shares to an amount below 100 shares.  The accompanying financial statements have been presented to reflect this reverse stock split.

NOTE 7 – SUBSEQUENT EVENTS

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of February 29, 2008, the Company changed auditors from Hansen, Barnett & Maxwell to Child, Van Wagoner, & Bradshaw.  There have been no disagreements.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding our executive officers as of April 13, 2009:

Name	Age	Position
Jeff A. Hanks	43	President and Chief Financial Officer

Jeff A. Hanks, President and CFO:  Mr. Hanks is President and Chief Financial Officer for the Company.  Mr. Hanks is not a director of any other public company at this time.

All of the current executive officers and directors of the Company were delinquent in filing their Initial Statements of Beneficial Ownership on Form 3.

Compliance with Section 16(a) Beneficial Ownership Reporting.

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Ensurge, Inc. with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

ITEM 11.	EXECUTIVE COMPENSATION

Jeff A. Hanks served as CEO of the Company during the last completed fiscal year and received no compensation during that time period.  No other officer of the company was compensated in excess of $100,000.  Mr. Hanks is the only employee of the Company and has reached an agreement on accrued wages of $50,000, and any other accrued wages have been forgiven.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2008 and 2007 were respectively, $12,400 and $11,160.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Ensurge’s annual financial statements and review of financial statements.

(b) Tax Fees: the aggregate tax fees billed for fiscal years ending 2008 and 2007 were respectively, $700 and $815.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Hansen, Barnett, & Maxwell CPA firm, which were for the completion of Ensurge’s year end tax return.

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

24.1*	Powers of Attorney for Messrs. Hanks.

(b).	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnSurge, Inc.

April 14, 2009	By:	/s/ JEFF A. HANKS
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