Form 10-Q
period 2009-03-31
ENSURGE INC
filed 2009-05-19
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

 EnSurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4766 S. Holladay Blvd
Salt Lake City, UT  84117
(Address of principal executive offices)

(801) 273-9300
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

There were 111,256 shares of common stock, $0.001 par value, issued and outstanding as of May 18, 2009.

EnSurge, Inc.
FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I -       FINANCIAL INFORMATION

Item 1.                 Financial Statements
EnSurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$25,596	$22,192
Accrued liabilities	816,897	791,629
Notes payable	1,129,799	1,126,599
Total Current Liabiilties	1,972,292	1,940,420

Stockholders's Deficit
Common stock — $0.001 par value; 100,000,000 shares authorized,
111,256 and 111,256 shares issued and outstanding	111	111
Additional paid-in capital	14,259,009	14,259,009
Accumulated deficit	(16,231,412)	(16,199,540)
Total Stockholders' Deficit	(1,972,292)	(1,940,420)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUE AND
EXPENSES – LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
Sales	$0	$0
Cost of Sales	0	0
Gross Profit	0	0

Expenses
General and administrative	6,604	5,250
Interest expense	25,268	25,007
Total Expenses	31,872	30,257

Operating Loss	(31,872)	(30,257)

Net Loss	$(31,872)	(30,257)

Basic and Diluted Loss per Share	$(0.29)	$(0.27)

Basic and Diluted Weighted Average Common Shares Outstanding	111,256	111,256

The accompanying notes are an integral part of these condensed  financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net gain or (loss)	$(31,872)	$(30,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilties:
Trade accounts payable	3,404	55
Accrued liabilities	25,268	25,007

Net Cashed (Used in) Provided by Operating Activities	(3,200)	(5,195)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	3,200	5,000
Increase in notes payable	0	0

Net Cash Provided by Financing Activities	3,200	5,000

Net Decrease in Cash	0	(195)

Cash at Beginning of Period	0	2,720

Cash at End of Period	$0	$2,525

Notes to Statement of Cash Flows:

None.

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation – The accompanying financial statements include the accounts of enSurge, Inc.  On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $1,972,292 at March 31, 2009. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $1,972,292 at March 31, 2009, or to satisfy any of the Company’s contingent liabilities.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At March 31, 2009, the Company had no potentially issuable common shares outstanding.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

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

Results of Operations

Sales for the three months ended March 31, 2009 and 2008 were respectively, $0 and $0.  The Company has no source of revenue.  It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were, respectively, $6,604 and $5,250.  These costs are made up of bank fees, audit and tax return preparation expenses.

Interest expense for the three months ended March 31, 2009 and 2008 were, respectively, $25,268 and $25,007.  These costs are made up of interest expense on notes payable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

As of March 31, 2009, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

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

EnSurge, Inc.

Date:               May 18, 2009                                                            /s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director