Form 10-Q
period 2009-09-30
ENSURGE INC
filed 2009-11-16
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes [   ]  No  [ x ]

Yes [ x ]   No [   ]
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

There were 511,256 shares of common stock, $0.001 par value, issued and outstanding as of November 11, 2009.

EnSurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Statements of Assets, Liabilities and Stockholders' Deficit -
Liquidation Basis (Unaudited) as of September 30, 2009 and December 31, 2008	3

Condensed Statements of Revenue and Expenses - Liquidation Basis
(Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	4

Condensed Statements of Cash Flows - Liquidation Basis (Unaudited)
for the Nine Months Ended September 30, 2009 and 2008	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	6

Item 3. Quantitative and Qualitative Disclosures About Market Risks	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

Signatures	9

PART I -                 FINANCIAL INFORMATION

Item 1.                 Financial Statements
Ensurge, Inc.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND
STOCKHOLDERS’ DEFICIT – LIQUIDATION BASIS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	0	0

Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$29,573	$22,192
Accrued liabilities	868,074	791,629
Notes payable	1,134,876	1,126,599

Total Current Liabilities	2,032,523	1,940,420

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized;
511,256 and 111,256 shares issued and outstanding	511	111
Additional paid-in-capital	14,358,609	14,259,009
Accumulated deficit	(16,391,643)	(16,199,540)

Total Stockholders' Deficit	(2,032,523)	(1,940,420)

Total Liabilities and Stockholders' Deficit	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

EnSurge, Inc.
CONDENSED STATEMENTS OF REVENUES AND EXPENSES
- LIQUIDATION BASIS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses
General and administrative	4,856	5,500	115,555	23,500
Interest expense	25,573	25,221	76,548	75,330

Total Expenses	(30,429)	(30,721)	(192,103)	(98,830)

Operating Loss	(30,429)	(30,721)	(192,103)	(98,830)

Net Loss	$(30,429)	$(30,721)	$(192,103)	$(98,830)

Basic and Diluted Loss per Share	$(0.06)	$(0.28)	$(0.72)	$(0.89)

Weighted Average Number of Common
Shares Used in Per Share Calculation	511,256	111,256	266,812	111,256

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
- LIQUIDATION BASIS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net gain or (loss)	$(192,103)	$(98,830)
Issuance of stock for services	100,000	-

Adjustments to reconcile net loss to net cash used in operating activities:
Change in conversion expense from notes payable	-	-
Changes in operating assets and liabilities:
Accounts payable	7,381	9,540
Accrued liabilities	76,445	75,330
Net Cash Used in Operating Activities	(8,277)	(13,960)

Cash Flows From Financing Activities
Proceeds from notes payable	8,277	11,300

Net Cash Provided by Financing Activities	8,277	11,300

Net (Decrease) Increase in Cash	-	(2,660)

Cash at Beginning of Period	-	2,720

Cash at End of Period	$-	$60

Non-Cash Investing and Financing Activities:

None

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to EnSurge, Inc. EnSurge, Inc. and its subsidiaries are referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets; accordingly, the accompanying financial statements are presented on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2009, and its results of operations and cash flows for the nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation – The accompanying financial statements include the accounts of EnSurge, Inc.  On September 28, 2006 the company sold all remaining subsidiaries.

Business Condition – The Company has suffered losses from operations and has a working capital deficiency of $2,032,523 at September 30, 2009. The Company has no means available nor does management have any plans to obtain financing to satisfy the Company’s current liabilities of $2,032,523 at September 30, 2009, or to satisfy any of the Company’s contingent liabilities.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At September 30, 2009, the Company had no potentially issuable common shares outstanding.

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

Results of Operations

Sales for the three months ended September 30, 2009 and 2008 were respectively, $0 and $0.  Sales for the nine months ended June 30, 2009 and 2008 were respectively, $0 and $0.  The Company has no source of revenue.  It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were, respectively, $4,856 and $5,500.  General and administrative expenses for the nine months ended September 30, 2009 and 2008 were, respectively, $115,555 and $23,500.  These costs are made up of bank fees, office expenses, auditor fees and officer salary.

Interest expense for the three months ended September 30, 2009 and 2008 was, respectively, $25,573 and $25,221.  Interest expense for the nine months ended September 30, 2009 and 2008 was, respectively, $76,548 and $75,330.  These costs are made up of interest expense on notes payable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

As of September 30, 2009, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

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

EnSurge, Inc.

Date: November 13, 2009	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer
Chief Financial Officer, Secretary, Director