Form 10-K
period 2009-12-31
ENSURGE INC
filed 2010-04-01
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Securities Registered Pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange. [ ] Yes [X] No

i

Note – Checking the box above will not relieve any registrant to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [X] Yes [  ] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $127,814.  The registrant had issued and outstanding 28,135,341 shares of its common stock on March 31, 2010.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

Ensurge, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties.  The Company’s actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include:

•	changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market,

•	the Company’s ability to raise sufficient capital to meet operating requirements,

•	various competitive factors that may prevent the Company from competing successfully in the marketplace, and

•	changes in external competitive market factors or in the Company’s internal budgeting process which might impact trends in the Company’s results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

PART I

ITEM 1.	BUSINESS

Ensurge, Inc., a Nevada corporation (the “Company”) is a technology company.

General Development of Business

The Company was incorporated under the name Sunwalker Development, Inc. in the State of Utah on March 28, 1985, and was subsequently re-incorporated in Nevada on September 14, 1999.  The Company was formed for the purpose of providing a business framework within which capital could be raised and business opportunities, with profit potential, could be sought.  From the period of inception until December 31, 1989, the Company operated as a development stage corporation.  Effective February 1, 1990, the Company began permanent operations in the mining industry with emphasis on decorative rock used in landscaping.

In 1990, the Company acquired a mining property located in Morristown (near Wickenburg), Arizona.  In 1994 and 1995, the Company sold all of its assets and ceased active operations.

Effective October 7, 1999, the Company merged with ECenter, Inc, a Utah corporation.  Subsequently, the Company changed its name to iShopper.com, Inc.  As a result of the merger, the Company had two wholly-owned subsidiaries:  Outbound Enterprises, Inc. and iShopper Internet Services, Inc.  In November 1999, the Company refocused its efforts into becoming an Internet holding company.  In September 2000, Outbound Enterprises discontinued its operations.  In December 2000, iShopper Internet Services discontinued its operations.  On January 31, 2000, the Company entered into a sales agreement with Digital Commerce Bank, Inc. to purchase its assets.  This sales agreement was finalized January of 2002.

On November 1, 1999, the Company purchased NowSeven.com, Inc. for a total of 1,667 shares of the Company’s common stock.  NowSeven.com, Inc. has discontinued its operations.

On January 31, 2000, the Company purchased Stinkyfeet.com, Inc. for 13 shares of the Company’s common stock and cash of $40,000.  Stinkyfeet.com, Inc. was discontinued in December 2002.

On April 4, 2000, the Company purchased Uniq Studios, Inc. for 2,500 shares of the Company’s common stock and options to purchase 833 shares of common stock at $7.60 per share.  Effective November 2001 Uniq Studios, Inc. discontinued its operations.

On April 7, 2000, the Company purchased Totalinet.net, Inc. for 333 shares of common stock.  Effective December 5, 2000 Totalinet.net, Inc. discontinued its operations.

On May 31, 2000, the Company purchased Atlantic Technologies International, Inc. for 397 shares of common stock.  Effective April 27, 2001, Atlantic Technologies International, Inc. discontinued its operations.

On May 31, 2000, the Company purchased Internet Software Solutions, Inc. for 167 shares of common stock.  Effective April 27, 2001, Internet Software Solutions, Inc. discontinued its operations.

On June 1, 2000, the Company purchased KT Solutions, Inc. for 833 shares common stock and options to purchase 417 additional shares of the Company’s common stock.  Effective April 1, 2001, the Company sold KT Solutions Inc. to Knowledge Transfer Systems, Inc. for 13,333 shares of common stock.

On October 18, 2000, the Company changed its name from iShopper.com, Inc. to EnSurge, Inc.

On February 15, 2001, the Company completed a 5-for-1 forward split.  This provided each shareholder with five shares for every one share owned.  Prior to the split the Company had 14,386,775 shares issued and outstanding and subsequent to the split the Company had 71,933,875 issued and outstanding.  The accompanying financial statements reflect the split.

Effective May 8, 2006, the Company approved a 1-for-3,000 reverse split of its common stock.  The Company did not reverse any certificates that were for less than 100 shares or any certificates were for more than 100 shares to an amount below 100 shares.  The accompanying financial statements have been presented to reflect this reverse stock split.

On June 19, 2006, the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a stockholder of the Company (“Portsmith”), whereby Portsmith agreed to assume the debt of the subsidiaries of the Company, which totaled $2,614,380.  In return for this obligation, the Company issued 5,000 shares of common stock to Portsmith.  In a related transaction, on September 28, 2006, the Company sold all the shares of stock of all of its subsidiaries to Portsmith.  This transaction has been treated as a non-monetary transaction with a related party shareholder and the effects are reported through Stockholders’ Deficit.

RECENT DEVELOPMENTS and Business Plan

Since the sale to Portsmith on September 28, 2006, the Company has not engaged in any operations and our business has been dormant.  As such, the Company may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger with or an acquisition of a private entity.

The Company has continued to file with the Securities and Exchange Commission of reporting documentation and reports in an effort to maximize shareholder value.  The Company believes its best use and primary attraction, as a merger partner or acquisition vehicle, will be its status as a reporting public company.  Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to its present stockholders.

At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company had, for many years, worked towards restructuring its debt and equity with the hope of continuing work in the internet industry which was the basis of most operations.  The Company is now pursuing opportunities in the gold mining industry, with emphasis on opportunities in South America.  Though several packages have been reviewed and rejected by the Company, research and investigation of mining opportunities continues.  Additionally, though no decisions have been made with regards to specific properties or projects, the Company currently anticipates entering into preliminary agreements during the first quarter of 2010.

In February, 2010, the Company sold 2,100,000 shares of common stock for an aggregate purchase price of $525,000 and used a portion of the proceeds to commence investigating gold mining claims and properties in South America in anticipation of entering into the gold mining industry.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Employees

As of March 31, 2010, the Company has no employees. The Company has consulting agreements with the Company’s chief executive officer and the Company’s chief financial officer, pursuant which they will provide the Company with administrative and management services.

Environmental Standards

The Company is not at this time involved in any project that would adversely affect the environment.

ITEM 2.	PROPERTIES

The Company does not own any real property and currently operates from the office of the Company’s legal counsel located at 4766 Holladay Blvd, Holladay, Utah 84117 and pays no rent or expense.  The Company’s management believes its current office facility is sufficient for its current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol [ESGI.OB].  The following table sets forth the range of the high and low bid quotations of the Company’s common stock for the fiscal quarters indicated, as reported by OTC.   Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2008
First Quarter	$0.25	$0.25
Second Quarter	0.60	0.25
Third Quarter	0.60	0.25
Fourth Quarter	0.75	0.25

2009
First Quarter	$0.33	$0.25
Second Quarter	0.40	0.25
Third Quarter	0.51	0.25
Fourth Quarter	0.35	0.30

Approximate Number of Equity Security holders

On March 31, 2010, there were 365 stockholders of record of the Company’s common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

The Company does not presently pay dividends on its common stock.  The Company intends for the foreseeable future to continue the policy of retaining earnings, if any, to finance the development and growth of its business.

Recent Sales of Unregistered Securities

In February 2010 and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock to investors for an aggregate purchase price of $525,000 in a private placement.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company had no revenue for 2009 and 2008.

General and administrative expenses for the year ended December 31, 2009 and 2008 were $49,336 and $30,460, respectively.   These costs were mainly to keep operations of the Company viable.  Specifically, these costs were mainly accounting, auditing, and transfer agent fees.

Interest expense was $7,067,097 and $100,598 for the years ended December 31, 2009 and 2008, respectively. All of the interest expense is loan interest from the notes payable the Company has incurred over the last several years.

In December 2009, the Company converted $1,971,480 of debt and accrued interest into common stock.  In exchange for the release of the debt, the Company issued 25,524,085 shares of common stock to the holders of the debt.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  The Company has been unprofitable since inception in 1998 and has incurred net losses in each year.  During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock to investors for an aggregate purchase price of $525,000 in a private placement.  This inflow of cash will be used by the Company to research and develop mining ventures in South America.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART III

ITEM 8.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part III of this Report beginning at page 7 of this Report:

ENSURGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Ensurge, Inc.

We have audited the accompanying balance sheets of Ensurge, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurge, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operation, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
March 29, 2010

ENSURGE, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets
Cash	$0	$0

Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$8,685	$22,192
Accrued liabilities	14,738	791,629
Notes payable	-	1,126,599
Total Current Liabilities	23,424	1,940,020
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 26,035,341 and 111,256 shares outstanding, respectively	26,035	111
Additional paid-in-capital	23,266,514	14,259,009
Accumulated deficit	(23,315,973)	(16,199,540)
Total Stockholders' Deficit	(23,424)	(1,940,420)

Total Liabilities and Stockholders' Deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Sales	$-	$-

Expenses
General and administrative	49,336	30,460
Interest expense	7,067,097	100,598
Total Expenses	7,116,433	131,058
Operating Loss	$(7,116,433)	$(131,058)

Net Loss	$(7,116,433)	$(131,058)

Basic and Diluted Net Gain (Loss) Per Common Share	$(18.04)	$(1.18)

Basic and Diluted Weighted Average Common Shares Outstanding	394,484	111,256

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICITS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2007	111,256	$111	$14,259,009	$(16,068,482)	$(1,809,362)
Net (Loss)			–	(131,058)	(131,058)
Balance - December 31, 2008	111,256	$111	$14,259,009	$(16,199,540)	$(1,940,420)

Issuance of Common Stock	25,924,085	25,924	9,007,505	–	9,033,429
Net (Loss)	–	–	–	(7,116,433)	(7,116,433)
Balance - December 31, 2009	26,035,341	$26,035	$23,266,514	$(23,315,973)	$(23,424)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities
Net gain (loss)	$(7,116,433)	$(131,058)
Adjustments to reconcile net gain to net cash used in operating activities:
Expenses paid with stock	6,997,299	-
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	(13,507)	13,190
Increase (decrease) in accrued liabilities	119,794	100,598
Net Cash Used in Operating Activities	(12,847)	(17,270)

Cash Flows From Financing Activities
Proceeds from notes payable	32,327	14,550
Repayments from notes payable	(19,480)	-
Net Cash Provided (Used) by Financing Activities	12,847	14,550

Net Increase (decrease) in Cash	-	(2.720)

Cash at Beginning of Period	-	2,720

Cash at End of Period	$-	$-

Non-Cash Investing and Financing Activities:

Conversion of notes payable and accrued interest to common stock	1,971,480	-

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to EnSurge, Inc. EnSurge, Inc. is referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets.  During 2009 the Company started a new phase of operations with the mining industry; accordingly, the accompanying financial statements are presented on a GAAP basis of accounting, rather than on a liquidation basis.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has insufficient working capital and is sustaining losses, and therefore may be forced to discontinue operations. This fact raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise additional capital to complete its business plan.

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $23,424 at December 31, 2009. The Company has issued a private placement memorandum to obtain investors.  During February and March 2010 the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration of acquisition of gold mines in Brazil.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted, “Share-Based Payment” (ASC Topic 718) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. No options were granted during the year ended December 31, 2009 or 2008.  Therefore, there were no effects of stock-based compensation resulting from the application of ASC Topic 718 included in Statements of Operations. The cost for future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statements of Revenue and Expenses.

Prior to January 1, 2006, the Company accounted for its stock options issued to directors, officers and employees under ASC Topic 835 and related interpretations. Under ASC Topic 835, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of  the Company’s common stock. The Company also accounted for options and warrants issued to non-employees in accordance with ASC Topic 718 which required these options and warrants to be accounted for at their fair value. No options were granted during the years ended December 31, 2008 nor  December 31, 2009, and all options had vested or expired prior to January 1, 2006, thus pro forma financial information has not been presented.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Basic and Diluted Gain Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. On December 31, 2009, the Company issued 25,524,085 common shares as part of debt restructuring.

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On December 31, 2009, the Company issued 25,524,085 shares of the Company’s common stock in settlement of $1,971,480 of notes payable and accrued interest, which equates to a per share price of $0.07724.

Stockholder Activity – During the period ended December 31, 2006, the Company entered into four new notes payable with a related party stockholder totaling $13,000. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.

On June 19th, 2006 the Company entered into an agreement with Portsmith Partner of Nevada, Inc., a stockholder of the Company, whereby Portsmith agreed to assume the debt of the subsidiaries of Ensurge, which totaled $2,614,380.  In return for this obligation, Ensurge issued 5,000 shares of common stock to Portsmith.  In relation to this transaction, on September 28, 2006, Ensurge sold all shares of stock of all subsidiaries to Portsmith. – See Note 1.  This transaction has been treated as a non-monetary transaction with a related party shareholder and the effects are reported through Stockholders’ Deficit.

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

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During the period ended December 31, 2009, the Company entered into several new notes payable with a related party stockholder totaling $12,847. These notes accrue interest at 15% per annum, are due on demand, and are unsecured.

All notes and accrued interest were settled for the Company’s common stock.  The Company issued 25,524,085 shares of common stock in settlement of $1,971,480 of notes payable and accrued interest.

A summary of notes payable at December 31, 2009 and 2008 is as follows:

	2009	2008

8% Notes payable, due on demand, unsecured	$-	$949,950

10% Note payable, due on demand, unsecured	-	16,250

15% Note payable, due on demand, unsecured	-	160,399

Non-interest bearing obligations incurred in connection with acquisition of businesses, due on demand, unsecured	-	-

Total Notes Payable	$-	$1,126,599

NOTE 3 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $7,600,000 at December 31, 2009. The operating loss carry forwards expire from 2019 through 2029. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2009 and 2008:

	2009	2008
Deferred Tax Assets
Operating loss carry forwards	$2,584,000	$2,331,000
Depreciation	-	3,411
Total Deferred Tax Assets	2,584,000	2,334,411
Valuation Allowance	(2,584,000)	(2,334,411)
Net Deferred Tax Asset	$–	$–

During 2009 and 2008, the valuation allowance increased and decreased by $249,589 and $131,170, respectively, principally due to the utilization of operating losses.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2009	2008

Income tax (benefit) at statutory rate (34%)	$(2,420,000)	$(44,500)
Benefit of operating loss carry-forwards	0	51,000
Expenses not currently deductible	2,379,000	0
Other change in valuation allowance	41,000	0
State tax (benefit), net of federal tax effect	0	0

Net Benefit (Expense) From Income Taxes	$–	$–

The change in business activities will also limit the amount of NOL that can be utilized.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

None

NOTE 5 – OTHER SIGNIFICANT ITEMS

None

NOTE 6 – SUBSEQUENT EVENTS

Effective February 5, 2010 the Company accepted private placement funds from an institutional investor.  The Company received $500,000 in exchange for 2,000,000 shares of the Company’s common stock.

On February 12, 2010, the Company appointed Jordan Estra to serve as a member of the Board of Directors of the Company.

On March 8, 2010 the Company accepted private placement funds from an institutional investor.  The Company received $25,000 in exchange for 100,000 shares of the Company’s common stock.

The Company has reviewed subsequent events from the balance sheet date through the date of financial statements were issued, and has determined there were no other events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2009, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

(b)        Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions.

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2009 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART IV

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the Company’s executive officers and directors as of March 31, 2010:

Name	Age	Director Since	Position
Michael Campbell	53	2009	Chief Executive Officer, President, Director
Jeff A. Hanks	44	2002	Chief Financial Officer, Director
Jordan Estra	63	2010	Director

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board  of Directors to determine that such person should serve as a director for the Company in 2010, and the names of other any other publicly-held companies of which such person served as a director in the past five years.

Michael B. Campbell, President, Chief Executive Officer and Director:

Michael B. Campbell has served as Chairman of the Board of Directors of the Company and as the Company’s Chief Executive Officer and President since December, 2009.  Mr. Campbell has served as the managing director of both M1 Advisors LLC and M1 Capital Group Ltd. since founding those companies in 2002 and 2004, respectively.  M1 Advisors LLC and M1 Capital Ltd. are business advisory and merchant banking firms that provide growth capital and financial advisory services to high-growth companies in emerging markets.

The Company believes Mr. Campbell’s qualifications to sit on its Board of Directors include his over 27 years of experience founding, financing, building and operating high-growth companies worldwide.

Other directorships: Since November 5, 2009, Mr. Campbell has also served as a director of SMSA El Paso II Acquisition Corp., a development stage company in the oil, gas and mineral industry.

Jeff A. Hanks, CPA, Chief Financial Officer and Director:

Jeff A. Hanks, has served as a member of the Board of Directors of the Company and as the Chief Financial Officer of the Company, since 2002.  From 2002, until December, 2009, Mr. Hanks also served as the President of the Company.  Prior to joining the Company in 2000, Mr. Hanks worked as a Controller and Chief Financial Officer for several mid size growing companies.  Mr. Hanks has also worked as a consultant and auditor for Deloitte & Touche, one the Big Four international accounting firms where he obtained his CPA license.  He graduated from the University of Utah with a degree in Accounting.

The Company believes Mr. Hanks’ qualifications to sit on its Board of Directors include his CPA license and his over 14 years of experience in finance and accounting and his senior executive experience with several Companies, including eight years with the Company.

Other Directorships: Since March 2010, Mr. Hanks also serves as the Chief Financial Officer and a director for SMSA El Paso II Acquisition Corp., a development stage company in the oil, gas and mineral industry.

Jordan Estra, Director

Mr. Estra has had the following employment opportunities; Managing Director in the Private Equity group at Sutter Securities Incorporated, since May 2009, Managing Director at Jesup & Lamont Securities, Inc., from April 2007 to April 2009, Senior Vice President for Dawson James Securities, Inc., from September 2006 to March 2007 and Managing Director at Stanford Financial Group, from June 2003 to September 2006. He has focused on raising capital for emerging natural resource companies. Mr. Estra has been a leading research analyst and global metals/mining team leader for a number of major investment banks, including SG Warburg (now UBS), Merrill Lynch and BT Alex Brown (now Deutsche Bank) He began his career in the resources industry, at AMAX Inc., a global natural resources leader with interests in precious metals, copper, lead, zinc, coal, oil & gas, molybdenum, tungsten and iron ore. Mr. Estra held a number of positions in finance, marketing and strategic business development.

Mr. Estra graduated with high distinction from Babson College with a degree in International Economics and with honors from Columbia University’s Graduate School of Business.   Mr. Estra served in the United States Army and has been a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, the Foreign Policy Association, the New York Society of Security Analysts and the Stock & Bond Club of South Florida.

The Company believes Mr. Estra’s qualifications to sit on its Board of Directors include his experience in the natural resource industry, his background as a research analyst and his advanced education in management.

Other Directorships: None

Term of Office

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this report.

Family Relationships

There are no family relationships between or among any of the Company's directors or executive officers.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) Beneficial Ownership Reporting.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than five percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of its common stock. Officers, directors and ten-percent or more beneficial owners of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

Michael Campbell and Jeff Hanks, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, both of whom are also directors of the Company, did not file their Initial Statements of Beneficial Ownership on Form 3 on a timely basis.  The Form 3 for each executive has been filed as of the date of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Michael B. Campbell was appointed President and Chief Executive Officer during the month of December 2009.  He has received no compensation during this time period.

Jeff A. Hanks served as President of the Company until December 2009 and is currently the Chief Financial Officer.  During the last completed fiscal year he received no compensation for that time period.  He did receive 400,000 shares of common stock in June 2009 in exchange for accrued compensation. No other officer of the company was compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Company’s last completed fiscal year):

Summary Compensation Table

		Annual Compensation		Awards		Payouts

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Michael Campbell,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO/President(1)

Jeff Hanks,	2009	-0-	-0-	35,500	-0-	-0-	-0-	-0-	-0-
CFO (1)

Jeff Hanks,	2008	400	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President

(1) Mr. Campbell was appointed as a member of the Board of Directors of the Company and as its President and Chief Executive Officer in December 2009.  Mr. Hanks resigned as President of the Company at such time but continues as its Chief Financial Officer.

Salaries for Mr. Hanks for 2007 and 2008 were earned and accrued and paid with common stock in 2009.

Michael B. Campbell’s Consulting Agreement

On February 1, 2010, the Company entered into a one-year non-exclusive consulting agreement (the “Campbell Consulting Agreement”) with Michael Campbell, Chairman of the Board of Directors of the Company. Pursuant to the Campbell Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly consulting fee of $15,000, in addition to reimbursement of his reasonable and necessary business expenses.

Jeff A. Hanks’s Consulting Agreement

On February 1, 2010, the Company also entered into a one-year non-exclusive consulting agreement (the “Hanks Consulting Agreement” and collectively with the Campbell Consulting Agreement, the “Consulting Agreements”) with Jeff A. Hanks, a member of the Board of Directors of the Company. Pursuant to the Hanks Consulting Agreement, Mr. Hanks will serve as the Chief Financial Officer of the Company and Mr. Hanks will receive a monthly base consulting fee of $2,000, plus a $1,000 preparation fee for each Annual Report on Form 10-K or Quarterly Report on Form 10-Q he prepares for the Company.

General Terms of the Consulting Agreements

The Consulting Agreements are automatically renewable for successive one-year terms unless cancelled by either party not less than ninety (90) days before the end of the then current term. In addition, neither Mr. Campbell nor Mr. Hanks  (collectively, the “Executives”) will be required to provide services to the Company on a full-time basis under the Consulting Agreements and each may engage in other activities provided that such activities do not interfere with the performance of their duties under their respective Consulting Agreement.

The Consulting Agreements also provide that, in addition to their consulting fees, the Executives will each be entitled to reimbursement of their reasonable and necessary business expenses and each will be entitled to participate in any compensation or benefit plans the Company provides to its own employees.

The Consulting Agreements also contain covenants restricting the Executives from (a) engaging in any activity competitive with the Company’s business, and (b) soliciting the Company’s employees, customers, suppliers or contractors, in each case during the term of the Consulting Agreement and for a period of one (1) year thereafter.

Employment Contracts and Termination of Employment and Change in Control Arrangement

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2009, there were no outstanding equity awards to any of the Company’s executive officers or directors.

Benefit Plans

The Company has not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 26, 2010, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Officers and Directors As a Group (three)	3,100,000	11.0%
Michael Campbell 4766 South Holladay Blvd., Holladay, UT 84117	2,000,000	7.1%
Jeff A. Hanks 4766 South Holladay Blvd., Holladay, UT 84117	400,000	1.4%
Jordan Estra 4766 South Holladay Blvd., Holladay, UT 84117	700,000	2.5%

Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent of Class
Steve Heard 4003 West Tacon Street Tampa, FL 33629	5,500,000	19.6%
Puremax, Inc. 4003 West Tacon Street Tampa, FL 33629	5,000,000	17.8%
Barrington Capital Partners, Inc. 830 West RT 22, Suite 153 Lake Zurich, IL 60047	3,367,251	12.0%
Wasatch Property Development, Inc. 4766 South Holladay Blvd., Holladay, UT 84117	3,466,020	12.3%
Seaside 88,LP 750 Ocean Royale Way, Suite 805, Juno Beach, FL 33408	2,000,000	7.11%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 26, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described herein in Item 11of the annual report, pursuant to the Campbell Employment Agreement, the Company shall pay Michael Campbell, a monthly consulting fee of $15,000, or $165,000 in 2010 and $180,000 annually thereafter, in exchange for serving as the President and Chief Executive Officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2009 and 2008 were respectively, $13,300 and $12,400.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Company’s annual financial statements and review of financial statements.

Audit-Related Fees:  None.

Tax Fees: the aggregate tax fees billed for fiscal years ending 2009 and 2008 were respectively, $700 and $700.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, which were for the completion of the Company’s year end tax return.

All Other Fees:  None.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSURGE, INC.

April 1, 2010	By:	/s/ MICHAEL B. CAMPBELL
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL B. CAMPBELL	April 1, 2010
Michael B. Campbell President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	April 1, 2010
Jeff A. Hanks Chief Financial Officer and Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Ensurge Inc.
3.2	Bylaws of Ensurge Inc.*

10.1	Subscription Agreement between the Company and Seaside 88, LP, dated as of February 2, 2010.
10.2	Consulting Agreement between the Company and Michael B. Campbell dated as of February 1, 2010.

10.3	Consulting Agreement between the Company and Jeffrey Hanks dated as of February 1, 2010.

31.1	Certification of Michael B. Campbell pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed and incorporated herein by reference.