Form 10-Q
period 2010-03-31
ENSURGE INC
filed 2010-05-17
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Yes [X]                      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   [   ]                      No [  ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

There were 28,135,341 shares of common stock, $0.001 par value, issued and outstanding as of May 17, 2010.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited) as of March 31, 2010 and December 31, 2009	3

Statements of Operations
(Unaudited) for the Three Months Ended March 31, 2010 and 2009	4

Statements of Cash Flows (Unaudited)
for the Three Months Ended March 31, 2010 and 2009	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4T. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. (Removed and Reserved)	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ensurge, Inc.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$411,698	$-

Total Current Assets	411,698	-

Total Assets	$411,698	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Trade accounts payable	$24,250	$8,686
Accrued liabilities	14,738	14,738

Total Current Liabilities	38,988	23,424

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized;
28,135,341 and 26,035,341 shares issued and outstanding	28,135	26,035
Additional paid-in-capital	23,789,414	23,266,514
Accumulated deficit	(23,444,839)	(23,315,973)

Total Stockholders' Equity (Deficit)	372,710	(23,424)

Total Liabilities and Stockholders' Equity (Deficit)	$411,698	$-

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses

General and administrative	129,226	6,604

Interest expense	-	25,268

Total Expenses	129,226	31,872

Operating Loss	(129,226)	(31,872)

Interest income	360	-

Net Gain or (Loss)	$(128,866)	$(31,872)

Basic and Diluted Gain (Loss) per Share	$(0.005)	$(0.29)

Basic and Diluted Weighted Average Common Shares Outstanding	27,260,897	111,256

The accompanying notes are an integral part of these condensed  financial statements.

ENSURGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net gain or (loss)	$(128,866)	$(31,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Trade accounts payable	15,564	3,404
Accrued liabilities	-	25,268
Net Cash (Used in) Provided by Operating Activities	(113,302)	(3,200)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	-	3,200
Proceeds from issuance of common stock	525,000	-

Net Cash Provided by Financing Activities	525,000	3,200

Net Increase in Cash	411,698	-

Cash at Beginning of Period	-	-

Cash at End of Period	$411,698	$-

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
Notes to Financial Statements
March 31, 2010

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization and Liquidation – On October 16, 2000, iShopper.com, Inc. changed its name to Ensurge, Inc., which is referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets. During the period from September 28, 2006 to December 2009, the Company was a “shell company” as define in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  During January 2010, the Company adopted a new business plan and started a new phase of operations. Accordingly, financial statements are presented on a GAAP basis of accounting rather than on a liquidation basis.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company has suffered losses from operations; however the Company had working capital in the amount $372,710 at March 31, 2010. During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  The proceeds of the financing will be used by the Company to fund the exploration for gold mines or relating mining assets to acquire, either directly or through one or more partnerships or joint ventures, in Brazil or elsewhere in South America and for working capital purposes.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At March 31, 2010, the Company had no potentially issuable common shares outstanding.

Recently-Enacted Accounting Standards – In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS Nos. 166, 167 and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In February 2010, the Company sold 2,100,000 shares of common stock pursuant to a subscription agreement.  The subscription agreement contained anti-dilution provisions that provide that if during the 12 months following the date of the agreement the Company sells shares, or securities convertible into shares, at a price per share less than that paid by the subscriber, then the Company shall issue additional shares to the subscriber in an amount such that the total number of shares issued to the subscriber shall equal the original amount of such subscriber’s investment divided by a price per share 20% lower than the price paid by the new buyer of the shares.

NOTE 3 – SUBSEQUENT EVENTS

Effective April 16, 2010, the Company adopted the Ensurge, Inc. 2010 Equity Incentive Plan, which is intended to promote the interests of the Company and its shareholders by providing the Company’s officers, directors, employees and consultants, on whose judgment, initiative and efforts the successful conduct of the business of the Company depends, and who are responsible for the management, growth and protection of the business, with appropriate incentives and rewards to encourage them to continue in the employ of the Company and to maximize their performance. The total number of shares of common stock available for grants of incentive awards under the plan is 7,500,000.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events to disclose.

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

Recent Development and Business Plan

From September 28, 2006 to December 2009, the Company was not engaged in any operations and its primary business had been to locate and consummate a merger with or an acquisition of a private entity.  For that reason, the Company was deemed to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 during that period.  The Company has now changed it business plan and strategy and is now pursuing opportunities in the gold mining industry, with an emphasis on opportunities in South America.  The Company’s current business plan is to provide miners that are currently producing gold with equipment and working capital in order to improve and expand their current production volumes.

The Company’s principal stockholders, officers and representatives have spent the last few months developing a network of finders and contacts to bring it gold mining opportunities in Brazil.  The Company has now identified and qualified four potential mining projects in Cuiaba Brazil and Itiatuba Brazil that have the potential for the Company to make investments of equipment and working capital.  Prior to investing in any of these opportunities, however, the Company plans to hire a mining engineering firm to assess the current operations of each mining project and assay the metallurgical value of the properties to determine the best mining formula and to determine the optimal equipment required to ensure the highest potential recovery of gold.

The Company is actively building an operational team to supports its effort in Brazil for locating suitable projects and to execute agreements that it plans to have completed.  The Company is also planning to establish a Brazilian subsidiary and to open an office in Sao Paulo.

As a result of the change in the Company’s business plan and the commencement of exploration of mining opportunities in Brazil, management of the Company has determined that, the Company is no longer a “shell company.”

In February 2010, the Company sold 2,100,000 shares of common stock for an aggregate purchase price of $525,000 and used a portion of the proceeds to commence investigating gold mining claims and properties in South America in anticipation of entering into the gold mining industry.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

Sales for the three months ended March 31, 2010 and 2009 were $0 and $0, respectively.  The Company has no source of revenue.  It is looking for opportunities in its current line of business to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $129,226 and $6,604, respectively.  These costs are made up of audit, legal, and consulting fees, along with travel expenses incurred while looking for acquisitions or other business opportunities.

Interest expense for the three months ended March 31, 2010 and 2009 were $0 and $25,268, respectively.  The costs consisted of interest expense on notes payable.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net losses from operations since it adopted its new business plan, and it has limited liquidity.  Management anticipates that the Company will be dependent, for the near future, on additional capital to fund its operating expenses and anticipated growth. Management  anticipates that the Company will need additional funding in order to continue its business operations.  While the Company is continuing to look for new financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company.  Failure to generate significant revenues or to raise additional capital would have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and would adversely affect its ability to continue operating as a going concern.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, the Company issued 100,000 shares of common stock to an individual investor in a private placement in exchange for an investment of $25,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

On April 21, 2010, the holders of an aggregate of 17,333,271 shares of the Company’s common stock, par value $0.001 per share, or 61.6% of the issued and outstanding common stock of the Company, acting by written consent pursuant to Section 78.320 of the Nevada Revised Statutes, approved the adoption of the Company’s 2010 Equity Incentive Plan.  On May 10, 2010, the Company filed with the Securities and Exchange Commission an Information Statement relating to this action by written consent in accordance with Rule 14c-2 of the Securities Exchange Act of 1934.  In accordance with Rule 14c-2, the action is expected to become effective twenty calendar days after the Information Statement is sent to the stockholders of record on April 16, 2010.

Item 6.  Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSURGE, INC.

May 17, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)
May 17, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

12

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*Filed herewith.