Form 10-Q
period 2010-06-30
ENSURGE INC
filed 2010-08-12
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

Ensurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2825 E. Cottonwood Parkway, Suite 500
Salt Lake City, UT  84121
(Address of principal executive offices)

(801) 990-3457
(Issuer’s telephone number)

(4766 S. Holladay Blvd, Salt Lake City, Utah 84117)
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant is not yet part of the Interactive Data reporting system.

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

There were 29,635,341 shares of common stock, $0.001 par value, issued and outstanding as of August 11, 2010.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited) as of June 30, 2010 and December 31, 2009	3

Statements of Operations
(Unaudited) for the Three and six Months Ended June 30, 2010 and 2009 and from inception of exploration stage to June 30, 2010	4

Statements of Cash Flows (Unaudited)
for the six Months Ended June 30, 2010 and 2009 and from inception of exploration stage to June 30, 2010	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. (Removed and Reserved)	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$239,400	$-

Total Current Assets	239,400	-

Total Assets	$239,400	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Trade accounts payable	$43,868	$8,686
Accrued liabilities	14,738	14,738

Total Current Liabilities	58,606	23,424

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized;
28,135,341 and 26,035,341 shares issued and outstanding	28,135	26,035
Additional paid-in-capital	23,789,414	23,266,514
Accumulated deficit	(23,315,973	23,315,973
Exploration stage deficit	(320,782)	-

Total Stockholders' Equity (Deficit)	180,794	(23,424)

Total Liabilities and Stockholders' Equity (Deficit)	$239,400	$-

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

					From Inception of Exploration Stage January 1, 2010 through
	For the Three Months Ended June 30		For the Six Months Ended June 30		June 30,
	2010	2009	2010	2009	2010
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Expenses:
General and Administrative	192,437	104,198	321,663	110,698	321,663
Interest Expense	-	25,604	-	50,976	-

Total Expenses	192,437	129,802	321,663	161,674	321,663

Operating Loss	(192,437)	(129,802)	(321,663)	(161,674)	(321,663)
Interest Income	521	-	881	-	881
NET LOSS	$(191,916)	$(129,802)	$(320,782)	$(161,674)	$(320,782)

NET (LOSS) PER SHARE:	$(0.01)	$(0.81)	$(0.01)	$(1.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED in PER SHARE CALCULATION	27,700,534	511,074	27,700,534	511,256

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Cash Flows from Operating Activities:	For the Six Months Ended June 30,		From Inception of Exploration Stage January 1, 2010 through June
	2010	2009	30, 2010
Net (Loss)	$(320,782)	$(161,674)	$(320,782)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	-	100,000	-
Changes in Operating Assets and Liabilities:
Trade accounts payable	35,182	5,302	35,182
Accrued liabilities	-	50,872	-
Net Cash (Used) by Operating Activities	(285,600)	(5,500)	(285,600)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	5,500	-
Proceeds from issuance of common stock	525,000	-	525,000
Net Cash Provided by Financing Activities:	525,000	5,500	525,000
Net Increase in Cash	239,400	-	239,400
Cash, Beginning of Period	-	-	-
Cash, End of Period	$239,400	$-	$239,400

Non-Cash Investing and Financing Activities:

None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
June 30, 2010

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization – On October 16, 2000, iShopper.com, Inc. changed its name to Ensurge, Inc., which is referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets.  During 2009, the Company started a new phase of operations.  Accordingly, the accompanying financial statements are presented on a GAAP basis of accounting rather than on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2010, and its results of operations and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the six months ended June 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company has suffered losses from operations; however the Company had working capital in the amount $180,794 at June 30, 2010. The Company has issued a private placement memorandum to certain investors.  During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  During July 2010, the Company sold warrants for the rights to purchase of 4,000,000 shares of common stock for $560,000.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration for gold mines and/or acquisition of mining assets, either directly or through one or more partnerships or joint ventures in Brazil or elsewhere in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  On July 29, 2010, the Company had warrants outstanding for the right to purchase 4,000,000 shares of the Company’s common stock.  There were also 1,500,000 shares of common stock approved to be issued to management during July 2010.

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

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In February 2010, the Company sold 2,100,000 shares of common stock as part of a Subscription Agreement.  The agreement has an anti-dilution clause that states the following; if during the 12 months following the date of the agreement the Company sells Shares, or securities convertible into Shares, at a price per Share less than that paid by the Subscriber, then the Company shall issue additional Shares to the Subscriber in an amount such that the total number of shares issued to the Subscriber shall equal $25,000 divided by the price per share 20% lower than that paid by the new buyer of Shares.

NOTE 3 – SUBSEQUENT EVENTS

During July 2010, the Company sold 4,000,000 warrants for $100.  The warrants provide the right to purchase 4,000,000 shares of common stock at $0.14 per share for an aggregate of $560,000.  The Company received $560,100 in July for the warrants and the exercise of the warrants.  Also, during the month of July 2010, the Company issued 1,500,000 shares of common stock at $.05 per share, which was the bid price of the stock at the time, to its President and CFO.

On June 30, 2010, Michael Campbell resigned as President, CEO, and Director for the Company.  On June 30, 2010, the board of directors elected Jordan M. Estra as President and CEO of the Company.

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

Recent Development and Business Plan

The Company is pursuing opportunities in the gold mining industry, with emphasis on opportunities in South America.  Though several mining opportunities have been reviewed and rejected by the Company, research and investigation of mining opportunities continues.  Additionally, though no decisions have been made with regards to specific properties or projects, the Company currently anticipates entering into preliminary agreements during the third quarter of 2010.

In February, 2010, the Company sold 2,100,000 shares of common stock for an aggregate purchase price of $525,000.  During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The Company used a portion of the proceeds to commence investigating gold mining claims and properties in South America in anticipation of entering into the gold mining industry.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

Sales for the three and six months ended June 30, 2010 and 2009 were respectively.  The Company has no source of revenue.  It is looking for opportunities to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were, respectively, $192,437 and $104,198.  General and administrative expenses for the six months ended June 30, 2010 and 2009 were, respectively, $321,663 and $110,698.  These costs are made up of audit, legal, and consulting fees, along with travel expenses looking for acquisitions.

Interest expense for the three months ended June 30, 2010 and 2009 were, respectively, $0 and $25,604.  Interest expense for the six months ended June 30, 2010 and 2009 were, respectively, $0 and $50,976.  These costs are made up of interest expense on notes payable that have been paid off.

Interest income for the three months ended June 30, 2010 and 2009 were, respectively, $521 and $0.  Interest income for the six months ended June 30, 2010 and 2009 were, respectively, $881 and $0.  This income is from interest bearing cash accounts.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  During July 2010, the Company sold warrants for the rights to purchase 4,000,000 shares of common stock for $560,000.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The sale was to one investor that is an existing shareholder of the Company.  The Company relied on Section 4(2) and Rule 506 or Regulation D for the sale of such securities.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

There were no other items to be reported under Part II of this report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ensurge, Inc.

August 11, 2010	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

August 11, 2010	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)