Form 10-Q
period 2010-09-30
ENSURGE INC
filed 2010-11-18
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

There were 28,485,341 shares of common stock, $0.001 par value, issued and outstanding as of November 17, 2010.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited) as of September 30, 2010 and December 31, 2009	3

Statements of Operations
(Unaudited) for the Three and nine Months Ended September 30, 2010 and 2009 and from inception of exploration stage to September 30, 2010	4

Statements of Cash Flows (Unaudited)
for the nine Months Ended September 30, 2010 and 2009 and from inception of exploration stage to September 30, 2010	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. (Removed and Reserved)	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$284,679	$-
Prepaid Expense	7,000	-

Total Current Assets	291,679	-

Investment in mining rights project	105,000	-

Total Other Assets	105,000	-

Total Assets	$396,679	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Trade accounts payable	$43,232	$8,686
Proceeds for common stock to be issued	560,000	-
Accrued liabilities	3,810	14,738

Total Current Liabilities	607,042	23,424

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,485,341 and 26,035,341 shares issued and outstanding	28,485	26,035
Additional paid-in-capital	24,707,281	23,266,514
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(1,630,156)	-

Total Stockholders' Equity (Deficit)	(210,363)	(23,424)

Total Liabilities and Stockholders' Equity (Deficit)	$396,679	$-

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
	For the Three Months Ended September 30		For the Nine Months Ended September 30		From Inception of Exploration Stage January 1, 2010 through September 30,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Expenses:

Mining Project Expense	56,803	4,856	72,565	115,555	72,565

General and Administrative	1,253,188	4,856	1,559,089	115,555	1,559,089

Interest Expense	-	25,573	-	76,548	-

Total Expenses	1,309,991	30,429	1,631,654	192,103	1,631,654

Operating Loss	(1,309,991)	(30,429)	(1,631,654)	(192,103)	(1,631,654)

Interest Income	617	-	1,498	-	1,498

NET LOSS	$(1,309,374)	$(30,429)	$(1,630,156)	$(192,103)	$(1,630,156)

NET (LOSS) PER SHARE:	$(0.05)	$(0.06)	$(0.06)	$(0.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED in PER SHARE CALCULATION	28,235,884	511,074	27,880,945	266,812

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the Nine Months Ended September 30,		From Inception of Exploration Stage January 1, 2010 through September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net (Loss)	$(1,630,156)	$(192,103)	$(1,630,156)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	1,017,417	100,000	1,017,417
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(7,000)	-	(7,000)
Trade accounts payable	34,546	7,381	34,546
Accrued liabilities	(10,928)	76,445	(10,928)
Net Cash (Used) by Operating Activities	(596,121)	(8,277)	(596,121)

Cash Flows from Investing Activities:
Investment in mining rights project	(105,000)	-	(105,000)
Net Cash (Used) by Investing Activities:	(105,000)	-	(105,000)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	8,277	-
Proceeds from exercise of warrants for common stock to be issued	560,000	-	560,000
Purchase treasury stock	(60,000)	-	(60,000)
Proceeds from issuance of common stock	485,800	-	485,800
Net Cash Provided by Financing Activities:	985,800	8,277	985,800

Net Increase in Cash	284,679	-	284,679
Cash, Beginning of Period	-	-	-
Cash, End of Period	$284,679	$-	$284,679

Non-Cash Investing and Financing Activities:

None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
September 30, 2010

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2010, and its results of operations and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the nine months ended September 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company has suffered losses from operations; and the Company had working capital deficit in the amount $322,363 at September 30, 2010. During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The cash has been received, however the warrants have not been exercised thus the common stock has not been issued to the purchaser.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration for gold mines and/or acquisition of mining assets, either directly or through one or more partnerships or joint ventures in Brazil or elsewhere in South America.  During this quarter the Company purchased back 2,000,000 shares of common stock for $60,000 from its previous President.   The stock was subsequently cancelled.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At September 30, 2010, the Company had received proceeds from selling 4,000,000 shares of the Company’s common stock.  The shares have yet to be issued.

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

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The buyer has waived the anti-dilution clause and no more shares will be issued.

NOTE 3 – ISSUANCE OF STOCK

During the month of July 2010, the Company issued 1,500,000 shares of common stock at a value of $0.14 to its Officers for a total value of $210,000 for services rendered.  During the month of August, the Company issued 3,000,000 options at a price of $0.14 to its Officers for a total value of $688,417 for services rendered. This valuation is based on the black sholes model for SEC reporting purposes, however the exercise price was based on fair market value.

During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The cash has been received, however the warrants have not been exercised thus the common stock has not been issued to the purchaser.  As part of this capital raising transaction, a fee of $39,200 was paid as a commission.

NOTE 4 – SUBSEQUENT EVENTS

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

Recent Development and Business Plan

The Company is pursuing opportunities in the gold mining industry, with emphasis on opportunities in South America.  Though several mining opportunities have been reviewed and rejected by the Company, research and investigation of mining opportunities continues. Currently, the Company has entered into an agreement to explore for recoverable reserves in tailings on a mine in Brazil.

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

On August 26, 2010 the Company entered into a Definitive Agreement with Mineracao Nova Esperanca (New Hope Mining Company) or NME, of Pocone, Mato Grosso, Brazil.  Under provisions of this Agreement, Ensurge will provide technology and the capital equipment necessary to recover gold from tailings ponds created by NME over the past 20 years as well as recover gold from newly created process mill tailings. Also under terms of the Agreement, longer term, Ensurge will undertake an overall mineral assessment of the entire NME mining tenement, of which only about 10% has been explored to date.

As of October 1, 2010 the Engineering Scoping Study of the Nova Esparanza Mineraco (NME) project was underway.  A team of geologists and drillers are at the NME Tuiuiu Mine, drilling and sampling of the tailings stockpiles. It is estimated that it will be the middle of November 2010 for the required work of the drilling and sampling program to be fully completed.

Results of Operations

We had no revenues for the three and nine months ended September 30, 2010 and 2009.  During the quarter ended September 30, 2010, the Company entered into an agreement with Mineracao Nova Esperanca (New Hope Mining Company) of Pocone, Mato Grosso, Brazil.  The Company has agreed to purchase additional capital equipment to process gold from the existing tailings.  We will share in the after tax net profits from these operations.  We have completed a preliminary engineering study with positive results and have engaged the engineering firm to do a study of the entire tailings area.  The construction of the tailing processing facility can be completed in 6 to 12 months.

The Company is continuing to look for opportunities to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

Mining project expenses for the three months ended September 30, 2010 and 2009 were, respectively, $56,803 and $0.  Mining project expenses for the nine months ended September 30, 2010 and 2009 were, respectively, $72,565 and $0.  These expenses are made up of preliminary engineering costs, legal and travel costs directly related to reviewing and substantiating mining projects.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were, respectively, $1,253,188 and $4,856.  General and administrative expenses for the nine months ended September 30, 2010 and 2009 were, respectively, $1,559,089 and $115,555.  These costs are made up of audit, legal, and consulting fees, along with travel expenses looking for acquisitions.

Interest expense for the three months ended September 30, 2010 and 2009 were, respectively, $0 and $25,573.  Interest expense for the nine months ended September 30, 2010 and 2009 were, respectively, $0 and $76,548.  These costs are made up of interest expense on notes payable that have been paid off.

Interest income for the three months ended September 30, 2010 and 2009 were, respectively, $617 and $0.  Interest income for the nine months ended September 30, 2010 and 2009 were, respectively, $1,498 and $0.  This income is from interest bearing cash bank accounts.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  During February and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock for $525,000.  During July 2010, the Company sold warrants for $100 for the rights to purchase 4,000,000 shares of common stock for $560,000, which was received in July.

The Company has made progress in creating relationships with Corporate and Tax Council, Banks, and Engineering firms within Brazil.  By having these areas completed, we have entered into our first agreement and are in discussion with several other groups.  Once a project is identified and an agreement is in place, then a two part engineering study is done.  The first part is to perform a preliminary test of a small area for the appropriate amount of gold within the tailings.  The second part is a complete testing of the area and depth to determine amount of ore per tonnage of tailings.  The Company will then build a processing plant to strip the gold from the remaining tailings.  The estimated cost of these plants will be $3 to $5 million depending on the size of the production and tailings.  We will have to raise additional capital to fund such projects and would anticpate dilution to current investors as we seek additional equity capital.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer / principle financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The sale was to one investor that is an existing shareholder of the Company.  The Company relied on Section 4(2) and Rule 506 of Regulation D for the sale of such securities.

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

Ensurge, Inc.

November 18, 2010	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

November 18, 2010	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)