Form 10-Q/A
period 2010-09-30
ENSURGE INC
filed 2011-03-23
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment on Form 10-Q/A for Ensurge, Inc. quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 18, 2010, is to amend the initial filing to update the disclosure of warrants sold to an investor.  The warrants were booked as an equity item and should have been booked as a derivative.

The financial statements for September 30, 2010 have been restated.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

Ensurge, Inc.
FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited and Restated) as of September 30, 2010 and December 31, 2009	3

Statements of Operations
(Unaudited and Restated) for the Three and nine Months Ended September 30, 2010 and 2009 and from inception of exploration stage to September 30, 2010	4

Statements of Cash Flows (Unaudited and Restated) for the nine Months Ended September 30, 2010 and 2009 and from inception of exploration stage to September 30, 2010	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited) (Restated)	(Audited)

Current Assets		-
Cash	$284,679	$-
Prepaid Expense	7,000	-

Total Current Assets	291,679	-

Investment in mining rights project	105,000	-

Total Other Assets	105,000	-

Total Assets	$396,679	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Trade accounts payable	$43,232	8,686
Proceeds for common stock to be issued	560,000	$-
Warrants Derivative Liability	435,760	-
Accrued liabilities	3,810	14,738

Total Current Liabilities	1,042,802	23,424

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,485,341 and 26,035,341 shares issued and outstanding	28,485	26,035
Additional paid-in-capital	24,352,180	23,266,514
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(1,710,815)	-

Total Stockholders' Equity (Deficit)	(646,123)	(23,424)

Total Liabilities and Stockholders' Equity (Deficit)	$396,679	$-

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30		From Inception of Exploration Stage January 1, 2010 through
	(Restated) 2010	2009	(Restated) 2010	2009	September 30, 2010
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-
Expenses:
Mining Project Expense	56,803	-	72,565	-	72,565
General and Administrative	1,253,188	4,856	1,559,089	115,555	1,559,089

Total Expenses	1,309,991	4,856	1,631,654	115,555	1,631,654

Operating Loss	(1,309,991)	(4,856)	(1,631,654)	(115,555)	(1,631,654)
Other income (expense)
Warrant derivative	(80,659)	-	(80,659)	-	(80,659)
Interest expense	-	(25,573)	-	(76,548)	-
Interest Income	617	-	1,498	-	1,498
NET LOSS	$(1,390,033)	$(30,429)	$(1,710,815)	$(192,103)	$(1,710,815)

NET (LOSS) PER SHARE:	$(0.05)	$(0.06)	$(0.06)	$(0.72)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED in PER SHARE CALCULATION	28,235,884	511,074	27,880,945	266,812

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the Nine Months Ended September 30,		From Inception of Exploration Stage January 1, 2010 through September 30,
	2010	2009
	(Restated)
Cash Flows from Operating Activities:
Net (Loss)	$(1,710,815)	$(192,103)	$(1,710,815)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Warrant derivative liability	80,659	-	80,659
Common stock issued for services	1,017,417	100,000	1,017,417
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(7,000)	-	(7,000)
Trade accounts payable	34,546	7,381	34,546
Accrued liabilities	(10,928)	76,445	(10,928)
Net Cash (Used) by Operating Activities	(596,121)	(8,277)	(596,121)

Cash Flows from Investing Activities:

Investment in mining rights project	(105,000)	-	(105,000)
Net Cash (Used) by Investing Activities:	(105,000)	-	(105,000)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	8,277	-
Proceeds from exercise of warrants for common stock to be issued	560,000	-	560,000
Purchase treasury stock	(60,000)	-	(60,000)
Proceeds from issuance of common stock	485,800	-	485,800
Net Cash Provided by Financing Activities:	985,800	8,277	985,800
Net Increase in Cash	284,679	-	284,679
Cash, Beginning of Period	-	-	-
Cash, End of Period	$284,679	$-	$284,679

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

During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  The cash has been received, however the warrants have not been exercised thus the common stock has not been issued to the purchaser.  As part of this capital raising transaction, a fee of $39,200 was paid as a commission.  The nature of this warrant requires the Company to record a Warrant Derivative Liability.  The valuation of the derivative is based on using the Black Sholes model for SEC reporting purposes.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events to disclose.

NOTE 5 – RESTATEMENT OF SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

Subsequent to the issuance of the September 2010 financial statements, the auditors and management determined that warrant derivatives were not recorded properly due to the cash received as part of the July 2010, issuance of stock for warrants.  The financial statements have been revised to accurately record the transactions.  Accordingly, the balance sheet as of September 30, 2010 and the statement of operations, and statement of cash flows for the three and nine months ended September 30, 2010 have been revised as follows:

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	Restated September 30, 2010	Original September 30, 2010	Effect of Changes
Assets
Current Assets
Cash	$284,679	$284,679	$-
Prepaid Expense	7,000	7,000	-
Total Current Assets	291,679	291,679	-
Investment in mining rights project	105,000	105,000	-
Total Other Assets	105,000	105,000	-
Total Assets	$396,679	$396,679	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$43,232	$43,232	$-
Proceeds for common stock to be issued	560,000	560,000	-
Warrants derivative liability	435,760	-	435,760	(1)
Accrued liabilities	3,810	3,810	-
Total Liabilities	1,042,802	607,042	435,760	(1)

Stockholders’ Equity (Deficit)

Common stock - $0.001 par value; 100,000,000 shares authorized; 28,485,341 and 26,035,341 shares issued and outstanding	28,485	28,485	-
Additional paid-in capital	24,352,180	24,707,281	355,101	(1)
Accumulated deficit	(23,315,973)	(23,315,973)	-
Exploration stage deficit	(1,710,815)	(1,630,156)	80,659	(1)
Total Stockholders’ Equity (Deficit)	(646,123)	(210,363)	435,760	(1)
Total Liabilities and Stockholders’ Equity (Deficit)	$396,679	$396,679	$-

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Restated September 31, 2010	Original September 31, 2010	Effect of Change

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
Mining project expense	56,803	56,803	-
General and Administrative expenses	1,253,188	1,253,188	-
Total Expenses	1,309,991	1,309,991	-
Operating Loss	1,309,991	1,309,991	-
Other Income (Expense)
Warrant derivative loss	(80,659)	-	(80,659)	(1)
Interest income	617	617	-
Net Loss	$(1,390,033)	$(1,309,374)	$(80,659)	(1)

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Restated September 30, 2010	Original September 30, 2010	Effect of Change

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
Mining project expense	72,565	72,565	-
General and Administrative expenses	1,559,089	1,559,089	-
Total Expenses	1,631,654	1,631,654	-
Operating Loss	(1,631,654)	(1,631,654)	-
Other Income (Expense)
Warrant derivative loss	(80,659)	-	(80,659)	(1)
Interest income	1,498	1,498	-
Net Loss	$(1,710,815)	$(1,710,815)	$(80,659)	(1)

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Cash Flows from Operating Activities:	For the Nine Months Ended September 30, 2010 2010 (Restated) (Original)		Effect of Change
Net (Loss)	$(1,710,815)	$(1,630,156)	$(80,659)	(1)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Warrant derivative liability	80,659	-	80,659-	(1)
Common stock issued for services	1,017,417	1,017,417	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(7,000)	(7,000)	-
Trade accounts payable	34,546	34,546	-
Accrued liabilities	(10,928)	(10,928)	-
Net Cash (Used) by Operating Activities	(596,121)	(596,121)	-	(1)

Cash Flows from Investing Activities:

Investment in mining rights project	(105,000)	(105,000)	-
Net Cash (Used) by Investing Activities:	(105,000)	(105,000)	-
Cash Flows from Financing Activities:
Proceeds from exercise of warrants for common stock to be issued	560,000	560,000	-
Purchase treasury stock	(60,000)	(60,000)	-
Proceeds from issuance of common stock	485,800	485,800	-
Net Cash Provided by Financing Activities:	1,066,459	985,800	-
Net Increase in Cash	284,679	284,679	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$284,679	$284,679	$-

Note (1)

This change is a result of recording the derivative on the transaction date on July 2010 in the amount of $355,101.  As of September 30, 2010, due to management’s analysis, the derivative has increased by $80,659 for a total derivative liability of $435,760.  These changes affected warrant derivative liability, additional paid-in-capital, and other income.

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

The warrant derivative expense for the three months ended September 30, 2010 and 2009 were, respectively, $80,659 and $0.  The warrant derivative expense for the nine months ended September 30, 2010 and 2009 were, respectively, $80,659 and $0.  This expense is due to change in value of the warrants derivative liability from July to September 2010.

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

Ensurge, Inc.

March 22, 2011	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

March 22, 2011	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)