Form 10-K
period 2010-12-31
ENSURGE INC
filed 2011-04-08
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

ENSURGE, INC.
(Name of  registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

2825 S Cottonwood Parkway, Suite 500 Salt Lake City, UT (Address of Principal Executive Offices)	84121 (Zip Code)

Issuer's Telephone Number (801) 990-3457

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $14,349,023.  The registrant had issued and outstanding 29,635,341 shares of its common stock on April 7, 2011.

ENSURGE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Ensurge, Inc., a Nevada corporation (the “Company”) is a gold processing and mining company.

General - Development of Business

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

Effective May 8, 2006, the Company approved a 1-for-3,000 reverse split of its common stock.  The Company did not reverse any certificates that were for less than 100 shares or any certificates that were for more than 100 shares to an amount below 100 shares.  The accompanying financial statements have been presented to reflect this reverse stock split.

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

Business Plan

In late 2009, the controlling shareholders of Ensurge, Inc. brought in new management and Directors to develop and implement a strategy for gold production in Brazil.  During the first quarter of 2010, a new strategy was developed.

Since the time of that transition, Ensurge has raised $2.3 million from new equity investors to enable management to begin the implementation of the business plan.

The plan focuses on the identification of existing tailings impoundments at existing or abandoned gold mines and the establishment of contractual agreements to construct metallurgical plants to recover gold remaining in tailings.  After extensive evaluation of gold mining in numerous regions of Brazil, Ensurge has settled on the Cuiaba Gold Belt in Mato Grosso State to implement its strategy.

Gold was first discovered in Cuiaba in 1719 and mining has been ongoing since that time along an important geological structure that runs 100 miles from Cuiaba southwest to Pocone, on the edge of the Pantanal (perhaps the world’s largest wetlands area).  There are literally hundreds of currently operating or abandoned gold mines along the Cuiaba Gold Belt.  Primarily only small family owned companies known locally as Garimpeiros operated in the region.

The gold formations along the Cuiaba Gold Belt are quartz veins that outcrop and dip at approximately 30 degrees from the surface.  In addition to the primary vein structures, there are also perpendicular veins that appear to have been formed during periods of secondary stress.

The gold is typically found at the contact of the quartz veins and the host rock and presents itself as “free” gold.  Grain size is often very fine (40% less than 100 mesh and 20% less than 200 mesh), with the remainder characterized as “coarse gold”.  Owing to the unusual grain size distribution of the gold, recovery of the gold in these mines has been very low, typically 35-50%.  The crude methods of gold recovery, utilizing hammer mills and ball mills to crush the ore and cyclones and centrifuges to concentrate the ore and finally mercury amalgamation to recover gold, have been responsible for the poor recoveries.

We believe with less than half the gold that has been mined over the past three centuries having been recovered, there is significant opportunity to recover gold from tailings.  The tailings are above ground and therefore readily identifiable.  This eliminates the costly, time consuming and highly risky exploration process generally required to enter the gold production business.

As the tailings are the waste product of the mining and milling operations, there is no requirement to invest in and operate costly mining equipment, nor is it necessary to invest in or operate the costly crushing equipment.  The tailings are already crushed to approximately 200 mesh.

Business Strategy and Growth

Ensurge management seeks to reduce the risk of gold production.  Specifically, it believes that by obtaining contractual rights to reprocess existing tailings from historic or current gold mining operations along the Cuiaba Gold Belt, it can:

•
Eliminate, or significantly reduce exploration risk.  The tailings impoundments are readily visible and the size (tonnage) can be quickly determined using GPS technology and satellite images.  Gold content, believed to be significant owing to the crude metallurgical recovery methods employed, still requires assessment by means of extensive auger drilling (typically on 40 meter centers), sampling (typically every one meter of depth down hole) and sampling by an independent metallurgical laboratory.

•
Enjoy lower than typical capital costs.  In most traditional mining operations, significant capital investment is required to develop and mine a deposit, transport ore to a processing plant, where it is crushed and processed to recover gold.  Tailings have already been mined and crushed.  While some of the gold content of the ore has already been removed from tailings, management believes that in the Cuiaba-Pocone region, gold recoveries from the gold in tailings can be accomplished on an economical basis.

•
Enjoy lower than typical operating costs.  Since tailings have already been mined and crushed, there will be no labor or energy costs (or high maintenance costs) for mining or crushing.  Management believes  energy and labor costs will be less than in initial mining operations resulting in savings on not only up-front mining development costs but ongoing costs.

   Crude Recovery Technology Creates Ensurge Opportunity

Typically, gold recovery facilities along the Cuiaba Gold Belt employ crude methods of gravity separation.  Run of mine ore is first crushed in hammer mills or jaw crushers to reduce the run of mine ore to 3” or smaller size.  Crushed ore is then sent to ball mills for further size reduction, to approximately 200 mesh or less.  The discharge of the ball mills is then subjected to gravitational gold concentration using cyclones and centrifugal drum concentrators.  Ensurge has contracted with a third party consulting engineering company to assist in technical assessment of opportunities, has estimated that recovery of gold in concentrate represents about 50% of the gold contained in ore.  The remaining 50% of the gold is discharged to tailings.  Modern metallurgical processing methods typically recover 85-90% of gold contained in ore.  It is the 50% of gold that is discharged to tailings that comprises the target for Ensurge development.  Until actual mining operations begin, the amount of the gold recoverable from the tailings will be unknown and we will not know if it will be economical to recover such gold.

Ensurge Contractual Agreements with Garimpeiros

Ensurge currently has contractual agreements to recover gold from tailings impoundments at four mining operations around Pocone (one is currently operating mines and three are from abandoned mining operations).  In addition, Ensurge is currently engaged in discussions with six additional owners of tailings and expects to reach contractual agreement soon to recover gold from those tailings impoundments.

It is our objective to add at least 5-7 new contractual agreements to recover gold from tailings each year for the next 4-5 years.

We are designing our plants to use modern, sophisticated multi-stage gravity recovery methods.  We will size the plants to fully process the tailings impoundments in 3-5 years.  Since the functional life of the equipment to be utilized is 15 years, we are designing the plants to be modular and portable (skid mounted) so that when tailings are fully processed at one location the plant can be disassembled, relocated and reassembled quickly and at cost significantly lower than required to construct a new facility.  Each of the plants should take 6-12 months to construct and positive cash flow should begin within months of plant startup.  Each plant, operating at full capacity will be able to process 5,000 tons of tailings per day.

Competition

In the Cuiaba-Pocone region of Mato Grosso Brazil, Ensurge management is not aware of any other company currently seeking to acquire tailings or obtain Contractual Agreements to process tailings.  This is so, in part, management believes, because major international mining companies that are coming to Brazil to develop gold mining operations are focusing on exploration in grass roots environs or near existing major gold producing mines with the hopes of finding “bonanza” type deposits.

However, management believes that if Ensurge is successful in implementing its strategy, competition will be drawn to the area and it will become more difficult and more expensive to obtain Contractual Agreements with the local garimpeiros.  With hundreds of garimpeiro operations in the Cuiaba-Pocone region, Ensurge management believes it will be able to secure additional agreements for the next several years, even in the face of new competition.

We believe we have developed a unique business model but recognize that there are very little barriers for others to copy our business model and we offer no new technology or position in the mining industry that will prevent existing gold producers or other companies for recreating our business model.  We believe our best competitive position is being one of the first to seek out the smaller mines in Brazil to reprocess their tailings.

Environmental Standards

The Company is not at this time involved in any project that would adversely affect the environment.

Employees

As of March 31, 2011, the Company has 4 employees.

ITEM 1A. Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties and actual results could differ materially from those predicted in any such forward-looking statements. Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. Statements may involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following.

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2010, the Company’s business has not shown a profit in operations and has generated no revenue.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding with milestones of at least $15,000,000 in 2011.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

Our business operations are unproven and we do not know if we will be able to produce gold in commercial economic amounts which would result in our inability to stay in business.

There is no assurance of success in being able to extract gold from the tailings or even if we are able to extract gold that we can do so in quantities that will produce profits.  The inability to operate a mining company or extract gold in economic quantities will have a substantial negative effect on our business and could result in our inability to stay operating.

All of our operations will be in Brazil and we will be subject to its laws and rules in relation to our operation.  Additionally, we will be dependent on contracts with local mines and the rules and regulations related thereto.  The costs of operating in Brazil will be substantial and create many uncertainties as to its laws and rules with which management are not familiar.  Although we have retained attorneys and advisors in Brazil, no member of management is familiar with operations in Brazil and we will be dependent on third parties for guidance.  The operations in Brazil and its rules and regulations create uncertainty for us and may have a negative effect on our business and will increase our costs.

Our auditor’s “Going Concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Notes to the financial statements, we have no revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our business is highly dependent on the price of gold.

During 2010 the price of gold continued to increase, however, there is no certainty that it will maintain these prices.  Our business plan is provides some ability to offset the decrease in the price of gold, but if it drops to a certain price level it will make our operations difficult to continue profitably.

We conduct business internationally, which exposes us to additional risks

Our international operations expose us to certain additional risks, including:
•	Different political and regulatory conditions;
•	Currency fluctuations;
•	Adverse tax consequences;
•	Difficulty in staffing international subsidiary operations;
•	Dependence on other economies;

ITEM 2.	PROPERTIES

The Company does not own any real property and uses executive office space.  The address is 2825 East Cottonwood Parkway, Suite 500, Salt Lake City, Utah 84121.  Currently monthly rent obligations are less than $1,000 per month and we are on a month to month basis.  The Company’s management believes its current office facility is sufficient for its current operations.  As we expand operations to Brazil, we may look to opening offices in Brazil, but do not anticipate any offices until we commence construction and/or production from a tailings operation.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “ESGI.OB”.  The following table sets forth the range of the high and low bid quotations of the Company’s common stock for the fiscal quarters indicated, as reported by OTC.   Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2009
First Quarter	$0.33	$0.25
Second Quarter	0.40	0.25
Third Quarter	0.51	0.25
Fourth Quarter	0.35	0.30

2010
First Quarter	$1.57	$0.35
Second Quarter	1.25	0.55
Third Quarter	2.40	0.18
Fourth Quarter	5.00	2.00

Approximate Number of Equity Security holders

On March 31, 2011, there were 395 stockholders of record of the Company’s common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of stockholders represented by these record holders.  As of April 7, 2011, our common stock had a bid and ask price of $4.00 and $4.50.

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

In February 2010 and March 2010, the Company sold an aggregate of 2,100,000 shares of common stock to investors for an aggregate purchase price of $525,000 in a private placement.  In July 2010, the Company received $560,000 in exchange for warrants exercisable for the right to purchase 4,000,000 shares of the Company’s common stock in a private placement.  In December 2010, the Company sold an aggregate of 1,000,000 shares of common stock and 500,000 warrants exercisable for $1 to investors for an aggregate purchase price of $500,000 in a private placement.  In December 2010, the Company received $800,000 in exchange for warrants exercisable for the right to purchase 1,600,000 shares of the Company’s common stock in a private placement.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We had no revenues for 2010 and 2009.  During 2010, the Company entered into two agreements; 1) Mineracao Nova Esperansa and 2) Rodui Transportes & Locacoes, of Pocone, Mato Grosso, Brazil.  The Company has agreed to purchase additional capital equipment to process gold from the existing tailings.  We will share in the after tax net profits from these operations.  We have completed a preliminary engineering study with positive results and have engaged the engineering firm to do a study of the entire tailings area.  The construction of the tailing processing facility can be completed in 6 to 12 months subject to final engineering studies and the raising of capital to cover the costs of plant development and construction.

The Company is continuing to look for opportunities to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

General and administrative expenses for the year ended December 31, 2010 and 2009 were $1,955,739 and $49,336, respectively.  These costs are made up of audit, legal, and consulting fees, along with travel expenses looking for acquisitions.

Interest expense was $0 and $7,067,097 for the years ended December 31, 2010 and 2009, respectively.  All of the interest expense is loan interest from the notes payable the Company has incurred over the last several years.  In December 2009, the Company converted $1,971,480 of debt and accrued interest into common stock.  In exchange for the release of the debt, the Company issued 25,524,085 shares of common stock to the holders of the debt.

Interest income for the year ended December 31, 2010 and 2009 were, respectively, $1,836 and $0.  This income is from interest bearing cash bank accounts.

The warrant derivative expense for the years ended December 31, 2010 and 2009 were, respectively, $1,536,775 and $0.  This expense is due to change in value of the warrants derivative liability from July to December 2010.

Liquidity and Capital Resources

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.  With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2010, the Company’s business has not shown a profit in operations and has generated no revenue.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.  Our current and planned operations contemplate funding with milestones of at least $15,000,000 in 2011.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $1,025,000 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  The holder of these warrants may at any time exercise the warrants for common stock with no additional cash outlay.  This inflow of cash will be used by the Company to research and develop mining ventures in South America.

The Company has made progress in creating relationships with Corporate and Tax Council, Banks, and Engineering firms within Brazil.  By having these areas completed, we have entered into our first two agreements and are in discussion with several other groups.  Once a project is identified and an agreement is in place, then a two part engineering study is done.  The first part is to perform a preliminary test of a small area for the appropriate amount of gold within the tailings.  The second part is a complete testing of the area and depth to determine amount of ore per tonnage of tailings.  The Company will then build a processing plant to strip the gold from the remaining tailings.  The estimated cost of these plants will be $13 to $15 million depending on the size of the production and tailings.  We will have to raise additional capital to fund such projects and would anticipate dilution to current investors as we seek additional equity capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART III

ITEM 8.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part III of this Report beginning at page 7 of this Report:

ENSURGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Ensurge, Inc.

We have audited the accompanying balance sheets of Ensurge, Inc. ( an Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period January 1, 2010 (inception of exploration stage) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurge, Inc. as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended and for the period January 1, 2010 (inception of exploration stage) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 5, 2011

  ENSURGE, INC
  (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash	$1,146,936	$-

Total Current Assets	1,146,936	-

Investment in mining rights projects	310,829	-

Total Other Assets	310,829	-

Total Assets	$1,457,765	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$215,451	$8,686
Accrued Liabilities	-	14,738
Proceeds for common stock to be issued	1,360,000	-
Warrants derivative liability	2,605,030	-

Total Current Liabilities	4,180,481	23,424

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,485,341 and 26,035,341 shares outstanding, respectively	29,485	26,035
Additional paid-in-capital	24,054,450	23,266,514
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(3,490,678)	-

Total Stockholders' Deficit	(2,722,716)	(23,424)

Total Liabilities and Stockholders' Deficit	$1,457,765	$-

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2010	2009	December 31, 2010

Sales	$-	$-	$-

Expenses
General and administrative	1,955,739	49,336	1,955,739

Total Expenses	1,955,739	49,336	1,955,739

Operating Loss	(1,955,739)	(49,336)	(1,955,739)

Other income (expense)

Warrant derivative expense	(1,536,775)	-	(1,536,775)
Interest expense	-	(7,067,097)	-
Interest income	_______1,836	__________-	__________1,836

Net Loss	$(3,490,678)	$(7,116,433)	$(3,490,678)

Basic and Diluted Earnings Gain (Loss) Per Common Share	$(12.44)	$(18.04)

Basic and Diluted Weighted Average Common Shares Outstanding	27,705,752	394,484

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2008	111,256	$111	$14,259,009	$(16,199,540)	$(1,940,420)

Issuance of Common Stock	25,924,085	25,924	9,007,505	-	9,033,429
Net (Loss)	-	-	-	(7,116,433)	(7,116,433)

Balance - December 31, 2009	26,035,341	26,035	23,266,514	(23,315,973)	(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	326,650	-	329,000
Purchase and cancel
treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	695,741	-	695,741
Warrants	-	-	(1,068,255)	-	(1,068,255)
Net (Loss)	-	-	-	(3,490,678)	(3,490,678)

Balance - December 31, 2010	29,485,341	$29,485	$24,054,450	$(26,806,651)	$(2,722,716)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2010	2009	December 31, 2010
Cash Flows From Operating Activities
Net loss	$(3,490,678)	$(7,116,433)	$(3,490,678)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock issued for services	1,024,741	6,997,299	1,024,741
Warrant derivative expense	1,536,775	-	1,536,775
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	206,765	(13,507)	206,765
Increase (decrease) in accrued liabilities	(14,738)	119,794	(14,738)

Net Cash Used in Operating Activities	(737,135)	(12,847)	(737,135)

Cash Flows From Investing Activities
Investment in mining rights project	(310,829)	-	(310,829)

Net Cash Provided (Used) by Financing Activities	(310,829)	-	(310,829)

Cash Flows From Financing Activities
Proceeds from notes payable	-	32,327	-
Repayments from notes payable	-	(19,480)	-
Proceeds from exercise of warrants for common stock
to be issued	1,360,000	-	1,360,000
Purchase treasury stock	(60,000)	-	(60,000)
Proceeds from issuance of common stock	894,900	-	894,900

Net Cash Provided (Used) by Financing Activities	2,194,900	12,847	2,194,900

Net Increase (decrease) in Cash	1,146,936	-	1,146,936

Cash at Beginning of Period	-	-	-

Cash at End of Period	$1,146,936	-	$1,146,936

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	-	1,971,480	-

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $3,033,545 at December 31, 2010. The Company has issued a private placement memorandum to obtain investors.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $1,025,000 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration of acquisition of gold tailings in Brazil.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted, “Share-Based Payment” (ASC Topic 718) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. There were 5,300,000 options granted during the year ended December 31, 2010 and none for 2009.  As part of the granting of these options, there was recorded a cost of $874,185 as payroll expense, which is stock-based compensation resulting from the application of ASC Topic 718 included in Statements of Operations. The cost of these and future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Statements of Operations.

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

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Basic and Diluted Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. During 2010 the Company issued 3,450,000 common shares and 5,600,000 warrants as part of a private placement funding.  On December 31, 2009, the Company issued 25,524,085 common shares as part of debt restructuring.

Income Taxes – The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – INVESTMENT IN MINING RIGHTS

During 2010 the Company capitalized $310,829 of engineering mining costs.  It is the Company’s policy to capitalize engineering costs and amortize it over the life of the project.  The Company will complete an impairment analysis at the end of each year.  For 2010 the Company completed its analysis and determined no impairment was needed.

NOTE 3 – PROCEEDS FOR COMMON STOCK TO BE ISSUED

During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  In December 2010, the Company received $800,000 in exchange for warrants exercisable for the right to purchase 1,600,000 shares of the Company’s common stock in a private placement.  The cash has been received, however the warrants have not been exercised thus the common stock has not been issued to the purchaser.  The nature of this warrant requires the Company to record a Warrant Derivative Liability.  The valuation of the derivative is based on using the Black Sholes model for SEC reporting purposes.

NOTE 4 – WARRANT DERIVATIVE LIABILITY

As part of the warrants to be issued for common stock in Note 3, the nature of this warrant requires the Company to record a Warrant Derivative Liability in the amount of $2,605,030.  The valuation of the derivative is based on using the Black Sholes model for SEC reporting purposes.

NOTE 5 – ISSUANCE OF STOCK

During the month of July 2010, the Company issued 1,500,000 shares of common stock at a value of $0.14 to its Officers for a total value of $210,000 for services rendered.  During the month of August, the Company issued 3,000,000 options at a price of $0.14 to its Officers for a total value of $688,417 for services rendered, which was charged to expense.  In November 2010 the Company issued 2,250,000 options at a price of $0.14 to its Officers and an employee for a total value of $315,000.  $7,324 was charged to expense in 2010.  These valuations are based on the Black Sholes model for SEC reporting purposes; however the exercise price was based on fair market value.

NOTE 6 – EQUITY TRANSACTIONS

Effective February 5, 2010, the Company accepted private placement funds from an institutional investor.  A total of $525,000 was received in exchange, for which the Company issued two million (2,100,000) shares of the Company’s common stock.  The Company believes the sale is exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering.

Effective July 30, 2010, the Company accepted private placement funds from an institutional investor.  A total of $560,000 was received in exchange for warrants exercisable for the right to purchase four million (4,000,000) shares of the Company’s common stock.  No additional consideration is required to exercise the warrants.  The Company believes the conversions are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Effective December 9, 2010, the Company accepted private placement funds from accredited investors.  A total of $500,000 was received in exchange for units consisting of one million (1,000,000) shares of the Company’s common stock, plus five hundred thousand (500,000) warrants with an exercise price of $1.00.  The warrants are exercisable over a term of five years. All investors were “accredited investors.”  The Company believes the sale of the units are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering as well as Regulation D, Rule 506.

Effective December 30, 2010, the Company accepted private placement funds from an institutional investor.  A total of $800,000 was received in exchange for warrants exercisable for the right to purchase four million (1,600,000) shares of the Company’s common stock. No additional consideration is required to exercise the warrants.  The Company believes the conversions are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering.

NOTE 7 – NOTES PAYABLE

On December 31, 2009, the Company issued 25,524,085 shares of the Company’s common stock in settlement of $1,971,480 of notes payable and accrued interest, which equates to a per share price of $0.07724.

NOTE 8 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $8,461,000 at December 31, 2010. The operating loss carry forwards expire from 2019 through 2030. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Assets
Operating loss carry forwards	$2,876,740	$2,584,000
Depreciation	-	-
Total Deferred Tax Assets	2,876,740	2,584,000
Valuation Allowance	(2,876,740)	(2,584,000)
Net Deferred Tax Asset	$–	$–

During 2010 and 2009, the valuation allowance increased by $292,740 and $249,589, respectively, principally due to the utilization of operating losses.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2010	2009

Income tax (benefit) at statutory rate (34%)	$(1,186,830)	$(2,420,000)
Benefit of operating loss carry-forwards	0	0
Expenses not currently deductible	894,090	2,170,411
Change in valuation allowance	292,740	249,589
State tax (benefit), net of federal tax effect	0	0

Net Benefit (Expense) From Income Taxes	$–	$–

The change in business activities will also limit the amount of NOL that can be utilized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

None

NOTE 10 – OTHER SIGNIFICANT ITEMS

None

NOTE 11 – SUBSEQUENT EVENTS

In January 2011 the Company entered into a consulting agreement with Cameron Associates, Inc., for investor relations.  As part of this agreement the Company issued 150,000 shares of common stock.

The Company has reviewed subsequent events from the balance sheet date through the date of financial statements were issued, and have determined there were no other events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer (principal financial officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions.

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2010 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART IV

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the Company’s executive officers and directors as of March 31, 2011:

Name	Age	Director Since	Position
Jordan M. Estra	64	2010	Chief Executive Officer, President, Director
Jeff A. Hanks	45	2002	Chief Financial Officer, Secretary, Director

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board of Directors to determine that such person should serve as a director for the Company in 2011, and the names of other any other publicly-held companies of which such person served as a director in the past five years.

Jordan M. Estra, Chief Executive Officer, President, and Director:
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

Other Directorships: Mr. Estra is a Director of Searchlight Minerals, Inc., and is Director and Non-Executive Chairman of Starcore International Mines, LTD, and is a member of the Advisory Board of RX Exploration, all publicly owned gold mining companies.

Jeff A. Hanks, CPA, Chief Financial Officer and Director:

Mr. Hanks has served as a member of the Board of Directors of the Company and as the Chief Financial Officer of the Company, since 2002.  During this time the Company focused on several Mergers and Acquisitions.  From 2002, until December, 2009, Mr. Hanks also served as the President of the Company.  Prior to joining the Company in 2000, Mr. Hanks worked as a Controller and Chief Financial Officer for several mid-size growing companies.  Mr. Hanks has also worked as a consultant and auditor for Deloitte & Touche, one the Big Four international accounting firms where he obtained his CPA license.  He graduated from the University of Utah with a degree in Accounting.  He is currently a member of the AICPA.

The Company believes Mr. Hanks’ qualifications to sit on its Board of Directors include his extensive audit and SEC experience, CPA license and his over 20 years of experience in finance and accounting and his senior executive experience with several companies, including eleven years with the Company.

Other Directorships: From March 2010 to Sept 2010, Mr. Hanks served as the Chief Financial Officer and a director for SMSA El Paso II Acquisition Corp., a development stage company in the oil, gas and mineral industry.  He also serves as a Director and Treasurer for NAMI of Utah.

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

Jordan Estra and Jeff Hanks, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, both of whom are also directors of the Company, have represented to the Company that all filings of their Initial Statements of Beneficial Ownership on Form 3 have been filed.  The Form 3 for each executive has been filed as of the date of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Michael B. Campbell was appointed President and Chief Executive Officer during the month of December 2009 and served through June 1, 2010, when he resigned.  He received compensation of $75,000 during this time period.

Jordan M. Estra was appointed President and Chief Executive Officer on July 1, 2010.  He received compensation of $93,750, common stock and options valued at $487,463 for the year ended December 31, 2010.

Jeff A. Hanks served as President of the Company until December 2009 and is currently the Chief Financial Officer.  During 2010 he received compensation of $87,000, common stock and options valued at $417,463 for that time period.  He did receive 400,000 shares of common stock in June 2009 in exchange for accrued compensation. No other officer of the company was compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010 and 2009):

                                      Summary Compensation Table

                       Annual Compensation              Awards         Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jordan Estra, CEO/President (1)	2010	93,750	-0-	140,000	347,463	-0-	-0-	-0-	581,213
Michael Campbell, CEO	2010	75,000	-0-	-0-	-0-	-0-	-0-	-0-	75,000
Jeff Hanks, CFO	2010	87,000	-0-	70,000	347,463	-0-	-0-	-0-	504,463
Jeff Hanks, President	2009	-0-	-0-	1,000	-0-	-0-	-0-	-0-	504,463

Salaries for Mr. Hanks for 2007 and 2008 were earned and accrued and paid with common stock in 2009.

Michael B. Campbell’s Consulting Agreement

On February 1, 2010, the Company entered into a one-year non-exclusive consulting agreement (the “Campbell Consulting Agreement”) with Michael Campbell, Chairman of the Board of Directors of the Company. Pursuant to the Campbell Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly consulting fee of $15,000, in addition to reimbursement of his reasonable and necessary business expenses.  This consulting agreement was terminated when Michael Campbell resigned on June 30, 2010.

Jeff A. Hanks’s Consulting Agreement

On February 1, 2010, the Company also entered into a one-year non-exclusive consulting agreement (the “Hanks Consulting Agreement” and collectively with the Campbell Consulting Agreement, the “Consulting Agreements”) with Jeff A. Hanks, a member of the Board of Directors of the Company. Pursuant to the Hanks Consulting Agreement, Mr. Hanks will serve as the Chief Financial Officer of the Company and Mr. Hanks will receive a monthly base consulting fee of $2,000, plus a $1,000 preparation fee for each Annual Report on Form 10-K or Quarterly Report on Form 10-Q he prepares for the Company.  This agreement was terminated when Mr. Hanks accepted a full time position with the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangement

We have entered into two contracts with our management.  The employment agreements are for a term of three years but automatically renew on the anniversary date for an additional one year period until terminated on thirty days written notice form Ensurge or the employee.  Our CEO will receive an annual salary of $225,000 and our CFO will receive an annual salary of $150,000 both subject to yearly adjustment by the board or compensation committee.  The contracts also allow for yearly bonuses and stock options at the discretion of the board or compensation committee.  If there is a change of control and the CEO or CFO is terminated within the twelve months following such change of control, the CEO or CFO, as the case may be, will receive twenty four months of his salary from the date of such termination. Unless terminated for cause, the CEO or CFO will receive twenty four months of his annualized salary.  Cause is defined as gross negligence, felony conviction fraud, embezzlement or willful and material violations of Ensurge policy which is not corrected.

Outstanding Equity Awards At Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jordan Estra	1,600,000	900,000	None	$0.14	Nov 2020	None	None	None	None
Jeff Hanks	1,600,000	900,000	None.	$0.14	Nov 2020	None.	None.	None.	None.

Benefit Plans

On April 21, 2010, the Company adopted an Equity Incentive Plan.  The Company has not adopted any retirement, pension, or profit sharing for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2011, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Officers and Directors As a Group (two)	2,600,200	8.8%
Jordan M. Estra 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	1,700,000	5.8%
Jeff A. Hanks 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	900,200	3.0%

Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent Of Class
Steve Heard 4003 West Tacon Street Tampa, FL 33629	3,850,000	13.0%
Puremax, Inc. 4003 West Tacon Street Tampa, FL 33629	5,000,000	16.9%
Barrington Capital Partners, Inc. 830 West RT 22, Suite 153 Lake Zurich, IL 60047	3,367,251	11.4%
Wasatch Property Development, Inc. 35 W. Broadway, Suite #104 Salt Lake City, UT 84101	3,032,155	10.2%
Seaside 88,LP 750 Ocean Royale Way, Suite 805 Juno Beach, FL 33408	2,813,555	9.5%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2010 and 2009 were respectively, $14,800 and $13,300.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Company’s annual financial statements and review of financial statements.

Audit-Related Fees:  None.

Tax Fees: the aggregate tax fees billed for fiscal years ending 2010 and 2009 were respectively, $700 and $700.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, which were for the completion of the Company’s year end tax return.

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

ENSURGE, INC.

April 7, 2011	By:	/s/ JORDAN M. ESTRA
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JORDAN M. ESTRA	April 7, 2011
Jordan M. Estra President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	April 7, 2011
Jeff A. Hanks Chief Financial Officer and Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Ensurge Inc. *
3.2	Bylaws of Ensurge Inc. *

31.1	Certification of Jordan M. Estra pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated herein by reference.