Form 10-Q
period 2011-03-31
ENSURGE INC
filed 2011-05-12
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

ENSURGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2825 East Cottonwood Parkway, Suite 500
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

There were 29,710,341 shares of common stock, $0.001 par value, issued and outstanding as of May 11, 2011.

ENSURGE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
ENSURGE, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash	$577,565	$1,146,936

Total Current Assets	577,565	1,146,936

Investment in mining rights projects	550,003	310,829

Total Other Assets	550,003	310,829

Total Assets	$1,127,568	$1,457,765

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$189,391	$215,451

Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	2,647,045	2,605,030

Total Current Liabilities	4,196,436	4,180,481

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,635,341 and 29,485,341 shares outstanding, respectively	29,635	29,485
Additional paid-in-capital	24,143,947	24,054,450
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(3,926,477)	(3,490,678)

Total Stockholders' Deficit	(3,068,868)	(2,722,716)

Total Liabilities and Stockholders' Deficit	$1,127,568	$1,457,765

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended		From Inception of
	March 31,		Exploration Stage
			January 1, 2010
			through
	2011	2010	March 31, 2011

Sales	$-	$-	$-

Expenses
General and administrative	394,640	129,226	2,350,379

Total Expenses	394,640	129,226	2,350,379

Operating Loss	(394,640)	(129,226)	(2,350,379)

Other income (expense)

Warrant derivative expense	(42,015)	-	(1,578,790)
Interest income	856	360	2,692

Net Loss	$(435,799)	$(128,866)	$(3,926,477)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	29,635,341	27,260,897

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

			From Inception of
	For the Three Months Ended March 31,		Exploration Stage
			January 1, 2010
			through
	2011	2010	March 31, 2011
Cash Flows From Operating Activities
Net loss	$(435,799)	$(128,866)	$(3,926,477)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock issued for services	89,647	-	1,114,388
Warrant derivative liability	42,015	-	1,578,790
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	(44,776)	15,564	52,774
Increase (decrease) in accrued liabilities	-	-	(14,738)
Net Cash Used in Operating Activities	(348,913)	(113,302)	(1,195,263)

Cash Flows From Investing Activities
Investment in mining rights project	(220,458)	-	(422,072)
Net Cash Provided (Used) by Investing Activities	(220,458)	-	(422,072)

Cash Flows From Financing Activities
Proceeds from exercise of warrants for common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	525,000	894,900
Net Cash Provided (Used) by Financing Activities	-	525,000	2,194,900
Net Increase (decrease) in Cash	(569,371)	411,698	577,565
Cash at Beginning of Period	1,146,936	-	-

Cash at End of Period	$577,565	411,698	$577,565

Non-Cash Investing and Financing Activities:

Investment in mining rights in accounts payable	$18,716	$-	$127,931

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
Notes to Financial Statements
March 31, 2011

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $3,618,871 at March 31, 2011. During 2010 the Company raised approximately $2.3 million dollars by selling common stock and warrants.  The proceeds of the financing are being used by the Company to fund the exploration for gold mines or relating mining assets to acquire, either directly or through one or more partnerships or joint ventures, in Brazil or elsewhere in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of March 31, 2011, the Company had 5,600,000 warrants outstanding and 5,300,000 options of which 3,725,000 have vested and none have been exercised.

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

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-03, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

NOTE 3 – ISSUANCE OF STOCK

In January 2011, the Company entered into a contract with Cameron Associates, Inc. for investor relation consulting services.  The Company pays Cameron Associates a monthly fee along with a one-time payment of 150,000 shares of the Company’s common stock.

NOTE 4 – SUBSEQUENT EVENTS

In April 2011, the Company entered into an agreement for consulting services for a monthly cash payment along with a one-time payment of 75,000 shares of the Company’s common stock.

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

Results of Operations

The Company had no revenues for the three months ended March 31, 2011 and 2010.  The Company is currently reviewing several projects and is awaiting completion of engineering results to determine the feasibility of each project, including capital equipment and operating costs.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $394,640 and $129,226, respectively.  These costs are made up of engineering, audit, legal, and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in Brazil.

Interest income for the three months ended March 31, 2011 and 2010 were, respectively, $856 and $360.  This income is from interest bearing cash bank accounts.

The warrant derivative expense for the three months ended March 31, 2011 and 2010 were, respectively, $42,015 and $0.  This expense is due to change in value of the warrants derivative liability from January to March 2011.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  During 2010 the Company sold an aggregate of 5,600,000 warrants and 3,100,000 shares of common stock for $2,325,000.  Due to these transactions the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $2,647,045.  This has created a working capital deficit in the amount of $3,618,871.   Neither of these amounts will be paid out in cash, but are equity transactions.  Thus, by taking those amounts out, the adjusted working capital is $388,174.

The Company has made progress in creating relationships with Corporate and Tax Council, Banks, and Engineering firms within Brazil.  By having these areas completed, we have entered into several preliminary agreements and are in discussion with several other groups.  Once a project is identified and an agreement is in place, then a two part engineering study is done.  The first part is to perform a preliminary test of a small area for the appropriate amount of gold within the tailings.  The second part is a complete testing of the area and depth to determine amount of ore per tonnage of tailings.  The Company will then build a processing plant to strip the gold from the remaining tailings.  We will have to raise additional capital to fund such projects and would anticipate dilution to current investors as we seek additional equity capital.

Auger drilling and sample preparation has been completed on three projects.  Work was performed by an independent third party geological consulting firm, and samples for assay were submitted to Bureau Veritas in Belo Horizonte Minas Gerais, Brazil.  Although the assay laboratory cannot provide a precise schedule for completion of assays, the Company believes results may be available around mid-year.  Upon receipt of these assays, Ensurge will then be able to comment on the gold content of the tailings.
Composite samples from each of the drilled projects have been prepared for metallurgical testing at G&T Metallurgical in Kamloops, British Columbia, Canada.  Thus far, only the sample from the first project has been received by the testing laboratory.  G&T Metallurgical cannot provide an exact timetable for completion of the metallurgical testing.  When the testing is completed and results analyzed, Ensurge can better comment on the technological and economic feasibility of the project.

Regarding progress in securing new gold development agreements, we have reached an agreement in principle reached with Nascimento to produce gold from tailings at an abandoned gold mine around 10 kilometers southeast of Pocone, Mato Grosso, Brazil.  This site is in fairly close proximity to Ensurge’s other projects.  Under terms of the agreement, Ensurge may acquire the right to recover gold from these tailings. Ensurge will first conduct, at the Company’s expense, a geological and metallurgical assessment of the tailings to determine the technological and economic feasibility of gold recovery.  Analysis of these results will determine the viability of the project.  Two drilling teams will commence work within the next few weeks and begin geological assessment by preparing a bulk composite sample for metallurgical testing.  Extensive drilling of the tailings will also be performed to prepare numerous samples for assay to determine gold content.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

   (a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2011, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

   (b)        Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

Management’s Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Principal/Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions.

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting, as a result, on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of securities for the quarter; however, during the quarter the Company issued 150,000 shares to a consulting group and during the month of April 2011 issued 75,000 shares to another consulting group.

Item 3.  Defaults Upon Senior Securities

                   None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

    There were no other items to be reported under Part II of this report.

Item 6.  Exhibits.

               (a)   Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSURGE, INC.

May 11, 2011	By:	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)

May 11, 2011	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)