Form 10-Q
period 2011-06-30
ENSURGE INC
filed 2011-08-22
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-03275-D

 Ensurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1001 Brickell Bay Drive, 27th Floor
Miami, Florida 33131
(Address of principal executive offices)

888-978-9994
(Issuer’s telephone number)

2825 E. Cottonwood Parkway, Suite 500
Salt Lake City, Utah 84121
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

Yes   [X]                      No [  ]

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

There were 29,362,341 shares of common stock, $0.001 par value, issued and outstanding as of August 22, 2011.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited) as of June 30, 2011 and December 31, 2010	3

Statements of Operations
(Unaudited) for the Three and six Months Ended June 30, 2011 and 2010 and from inception of exploration stage to June 30, 2011	4

Statements of Cash Flows
(Unaudited) for the six Months Ended June 30, 2011 and 2010 and from inception of exploration stage to June 30, 2011	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. (Removed and Reserved)	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$78,836	$1,146,936

Total Current Assets	78,836	1,146,936

Net Fixed Assets	3,499	-

Investment in mining rights projects	648,767	310,829

Total Other Assets	652,266	310,829

Total Assets	$731,102	$1,457,765

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$185,073	$215,451
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	2,729,975	2,605,030

Total Current Liabilities	4,275,048	4,180,481

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,710,341 and 29,485,341 shares outstanding, respectively	29,710	29,485
Additional paid-in-capital	25,253,611	24,054,450
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(5,511,294)	(3,490,678)

Total Stockholders' Deficit	(3,543,946)	(2,722,716)

Total Liabilities and Stockholders' Deficit	$731,102	$1,457,765

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	For the Three Months		For the Six Months		From Inception of
	Ended June 30,		Ended June 30,		Exploration Stage
					January 1, 2010
					through
	2011	2010	2011	2010	June 30, 2011

Sales	$-	$-	$-	$-	$-

Expenses
General and administrative	1,502,300	192,437	1,896,940	321,663	3,852,679

Total Expenses	1,502,300	192,437	1,896,940	321,663	3,852,679

Operating Loss	(1,502,300)	(192,437)	(1,896,940)	(321,663)	(3,852,679)

Other income (expense)

Warrant derivative expense	(82,930)	-	(124,945)	-	(1,661,720)
Interest income	413	521	1,269	881	3,105

Net Loss	$(1,584,817)	$(191,916)	$(2,020,616)	$(320,782)	$(5,511,294)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.05)	$(0.01)	$(0.07)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	29,710,341	27,700,534	29,710,341	27,700,534

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

			From Inception of
	For the Six Months Ended		Exploration Stage
	June 30,		January 1, 2010
			through
	2011	2010	June 30, 2011
Cash Flows From Operating Activities
Net loss	$(2,020,616)	$(320,782)	$(5,511,294)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock and options issued for services	1,222,626	-	2,224,127
Warrant derivative liability	124,945	-	1,661,720
Accumulated Depreciation	318	-	318
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	(11,620)	35,182	109,170
Increase (decrease) in accrued liabilities	-	-	(14,738)

Net Cash Used in Operating Activities	(684,347)	(285,600)	(1,530,697)

Cash Flows From Investing Activities
Investing in fixed assets	(3,817)	-	(3,817)
Investment in mining rights project	(379,936)	-	(581,550)

Net Cash Provided (Used) by Investing Activities	(383,753)	-	(585,367)

Cash Flows From Financing Activities
Proceeds from exercise of warrants for common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	525,000	894,900

Net Cash Provided (Used) by Financing Activities	-	525,000	2,194,900

Net Increase (decrease) in Cash	(1,068,100)	239,400	78,836

Cash at Beginning of Period	1,146,936	-	-

Cash at End of Period	$78,836	239,400	$78,836

Non-Cash Investing and Financing Activities:

Investment in mining rights in accounts payable	(41,998)	-	67,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
June 30, 2011

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization – On October 16, 2000, iShopper.com, Inc. changed its name to Ensurge, Inc., which is referred to herein as the Company.  On January 1, 2002, the Company began liquidation of its assets.  During 2010, the Company started a new phase of operations.  Accordingly, the accompanying financial statements are presented on a GAAP basis of accounting rather than on a liquidation basis of accounting.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2011, and its results of operations and cash flows for the six months ended June 30, 2011 and 2010.  The results of operations for the six months ended June 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $4,196,212 at June 30, 2011. The majority of the deficit is due to outstanding warrants and warrant derivatives. During 2010 the Company raised approximately $2.3 million dollars by selling common stock and warrants.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration for gold mines and/or acquisition of mining assets, either directly or through one or more partnerships or joint ventures in Brazil or elsewhere in South America and North America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of June 30, 2011, the Company had 5,600,000 warrants outstanding and 7,500,000 options of which 5,925,000 have vested and none have been exercised.

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

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

NOTE 3 – ISSUANCE OF STOCK AND OPTIONS

In January 2011, the Company entered into a contract with Cameron Associates, Inc. for investor relation consulting services.  The Company pays Cameron Associates a monthly fee along with a one-time payment of 150,000 shares of the Company’s common stock.

In April 2011, the Company entered into an agreement with ProActive Capital Resources Group LLC.for a monthly cash payment along with a one-time payment of 75,000 shares of the Company’s common stock.

During the month of June 2011, the Company issued 2,200,000 options at a price of $0.50 to its Officers for a total value of $1,057,592 for services rendered, which was charged to expense.  These valuations are based on the Black Sholes model for SEC reporting purposes; however the exercise price was based on fair market value.
NOTE 4 – SUBSEQUENT EVENTS

In July 2011, the Company paid an outstanding invoice using common stock.  The total amount paid was $13,500 at a price of $0.50 for a total of 27,000 shares of the Company’s common stock.

On July 13, 2011 the Company held its annual shareholder meeting.  Two items were up for vote, which were the continuation of the current board members and the current auditors.  Both items which were up for vote passed without issue.

During the month of July 2011 the 375,000 shares of the Company’s common stock were returned to treasury, due to a consulting agreement which was not entered into.

During the month of August 2011 the Company signed a contract with WOB Equities, Inc. to process tailing of precious metals.

During the month of August 2011 the Company entered into two 90 day convertible Notes Payable for $280,500 each, for a total funding of $561,000, with an initial issue discount of 9.1% and total proceeds of $500,000.  These notes may be converted at a fixed price of $1.00 per share of the Company’s common stock.  These notes also include 250,000 warrants each for a total of 500,000 warrants at an exercise price of $1.00 per share.  In case of default the Note may be converted into common stock at $1.00 per share or 80% of the current market bid price, whichever is lower.

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

Recent Development and Business Plan

The Company is pursuing opportunities in the gold mining industry, with emphasis on opportunities in South America and North America.  Though several mining opportunities have been reviewed and rejected by the Company, research and investigation of mining opportunities continues.  The Company’s process for projects has several steps; (1) enter into a letter of understanding, (2) perform metallurgical testing and obtain assay results to determine if the project is viable, (3) enter into a definitive agreement, (4) obtain financing to purchase the capital needed for the project.

Currently, the Company has entered into several initial agreements and letters of understanding to explore for recoverable reserves in tailings on several mines in Brazil.  The Company has also entered into an agreement to process tailings in Guyana, South America and in the State of New Mexico.

Brazil
Drilling, sampling and assaying have been completed on two projects; Campos and Rodui.  Drilling and sampling has been completed on two additional projects, Rondon and Nascimento, but we have incomplete assays and await the final assays on these projects.  The agreements between Campos, Rodui, Rondon, and Nascimento are preliminary agreements to be followed by a definitive detailed agreement.  These current preliminary agreements for Campos, Rodui, and Rondon states that Ensurge will provide capital equipment, process the tailings and split the net profits.  The Rondon preliminary agreement states that Ensurge will pay an upfront fee to acquire the rights to process the Rondon tailings and maintain 100% of the profits.  For all of these projects in Brazil, Ensurge will have to raise additional capital to be able to execute on any of its agreements.

Tailings Gold Recovery Plants
Ensurge is designing tailing processing plants to use modern,  multi-stage gravity recovery methods.  All plants designed for tailings gold recovery are modular in design and can be easily transported to another project site.  Thus, while any individual project in the Pocone area of Brazil is likely to be short lived, the plants can be readily disassembled into major components and moved to a new project site.  Capital costs will therefore be more modest as new projects replace depleted operations.

Guyana
Ensurge has entered into an agreement with GlobalMin Guyana, Inc. which has experience, relationships, and contacts within the country of Guyana.  GlobalMin is a consulting company focusing on geological and mining exploration in Guyana.  Through these contacts GlobalMin has assisted Ensurge enter into a preliminary agreement (with a definitive contract to follow) with Correia Mining, a privately owned mining company that has been operating in Guyana for about 70 years.  Under terms of the preliminary Agreement, Ensurge will bear all costs for evaluation of the gold, platinum, palladium and silver content of the tailings at Correia Mining properties, development of recovery technology and construction of metal recovery plants.  In exchange, Correia will receive a royalty of 14% of revenue and grant Ensurge access to all of its tailings accumulated over its mining history in Guyana, provide assistance in dealing with regulatory bodies and provide on-site infrastructure (which costs will be reimbursed by Ensurge).  Ensurge will split 50/50 the EBITDA from its Guyana operations with GlobalMin which has facilitated the Agreement with Correia and will continue to provide consulting services with these projects.  Upon completion of initial tests, Ensurge hopes to enter into the definitive agreement with Correia Mining.  Ensurge will have to raise additional capital to be able to execute on any of its contracts including any contracts with Correia Mining.  Without additional capital, Ensurge will not be able to perform on any contracts.

New Mexico, USA
Ensurge has completed an Agreement with the WOB Equities of Lubbock, Texas to obtain access to tailings located in New Mexico.  Ensurge has taken samples and received positive assay results for gold, silver, platinum and rhodium.  Ensurge will make progress payments of $1.3 million dollars and royalty payments of 32% of net revenues.  Ensurge is working with an engineering firm to best determine the proper process and equipment needed to extract the precious metals.  It is estimated that it will take six to twelve months to complete the testing and build an operating plant.  Ensurge will need to raise additional capital to meet these progress payments.  If additional capital in not obtained, Ensurge would be in default on the agreement and any funds paid to date would be lost.

During the month of August 2011 the Company entered into two 90 day convertible Notes Payable for $280,500 each, for a total funding of $561,000, with an initial issue discount of 9.1% and total proceeds of $500,000.  These notes may be converted at a fixed price of $1.00 per share of the Company’s common stock.  These notes also include 250,000 warrants each for a total of 500,000 warrants at an exercise price of $1.00 per share.  In case of default the Note may be converted into common stock at $1.00 per share or 80% of the current market bid price, whichever is lower.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

The Company had no revenues for the three and six months ended June 30, 2011 and 2010.  The Company is currently reviewing several projects and is awaiting completion of engineering results to determine the feasibility of each project, including capital equipment and operating costs.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were, respectively, $1,502,300 and $192,437.  General and administrative expenses for the six months ended June 30, 2011 and 2010 were, respectively, $1,896,940 and $321,663.  These costs are made up of engineering, audit, legal, and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in South and North America.

Interest income for the three months ended June 30, 2011 and 2010 was, respectively, $413 and $521.  Interest income for the six months ended June 30, 2011 and 2010 was, respectively, $1,269 and $881.  This income is from interest bearing cash accounts.

The warrant derivative expense for the three months ended June 30, 2011 and 2010 was, respectively, $82,930 and $0.  The warrant derivative expense for the six months ended June 30, 2011 and 2010 was, respectively, $124,945 and $0.  This expense is due to the change in value of the warrants derivative liability from March to June 2011 and January to June 2011, respectively.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.  The Company has been unprofitable since inception  and has incurred net losses in each quarter and year.  During 2010 the Company sold an aggregate of 5,600,000 warrants and 3,100,000 shares of common stock for $2,325,000.  Due to these transactions the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $2,729,975.  This has created a working capital deficit in the amount of $4,196,212.   Neither of these amounts will be paid out in cash, but are equity transactions.  Thus, by taking those amounts out, the adjusted working capital deficit is $106,237.

The Company is looking for opportunities to add to is capital and cashflow for current and future projects.  It cannot guarantee success in the raising of future funds, but will continue in its efforts to do so.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2011, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, the Company entered into an agreement with ProActive Capital Resources Group LLC.for a monthly cash payment along with a one-time payment of 75,000 shares of the Company’s common stock

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

There were no other items to be reported under Part II of this report.
Item 6.  Exhibits and Reports on Form 8-K.
(a)           Exhibits.
10.1	Amended and Restated Precious Metals Processing Agreement

10.2	Secured Convertible Promissory Note with Bristol Investment Fund, Ltd.

10.3	Secured Convertible Promissory Note with St. George Investments, LLC.

10.4	Warrant to Purchase Shares of Common Stock for Bristol Investment Fund, Ltd

10.5	Warrant to Purchase Shares of Common Stock for St. George Investments, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ensurge, Inc.

August 22, 2011	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

August 22, 2011	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)