Form 10-Q
period 2011-09-30
ENSURGE INC
filed 2011-11-21
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

There were 29,362,341 shares of common stock, $0.001 par value, issued and outstanding as of November 21, 2011.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements
Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$9,660	$1,146,936

Total Current Assets	9,660	1,146,936

Net Fixed Assets	3,181	-

Investment in mining rights projects	886,753	310,829

Total Other Assets	889,934	310,829

Total Assets	$899,594	$1,457,765

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$91,048	$215,451
Convertible notes payable (net of discount) and accrued interest	534,948	-
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	39,932,045	2,605,030

Total Current Liabilities	41,918,041	4,180,481

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized;
29,362,341 and 29,485,341 shares outstanding, respectively	29,362	29,485
Additional paid-in-capital	25,414,406	24,054,450
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(43,146,242)	(3,490,678)

Total Stockholders' Deficit	(41,018,447)	(2,722,716)

Total Liabilities and Stockholders' Deficit	$899,594	$1,457,765

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	For the Three Months		For the Nine Months		From Inception of
	Ended September 30,		Ended September 30,		Exploration Stage
					January 1, 2010
					through
	2011	2010	2011	2010	September 30, 2011

Sales	$-	$-	$-	$-	$-

Expenses
General and administrative	407,979	1,309,991	2,304,920	1,631,654	4,260,659

Total Expenses	407,979	1,309,991	2,304,920	1,631,654	4,260,659

Operating Loss	(407,979)	(1,309,991)	(2,304,920)	(1,631,654)	(4,260,659)

Other income (expense)

Warrant derivative expense	(35,543,018)	(80,659)	(35,667,963)	(80,659)	(37,204,738)
Interest Expense	(1,684,000)	-	(1,684,000)	-	(1,684,000)
Interest income	48	617	1,319	1,498	3,155

Net Loss	$(37,634,949)	$(1,390,033)	$(39,655,564)	$(1,710,815)	$(43,146,242)

Basic and Diluted Net Gain (Loss) Per Common Share	$(1.28)	$(0.05)	$(1.34)	$(0.06)

Basic and Diluted Weighted Average Common Shares Outstanding	29,423,482	28,235,884	29,614,867	27,880,945

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

			From Inception of
	For the Nine Months Ended		Exploration Stage
	September 30,		January 1, 2 010
			through
	2011	2010	September 30, 2011
Cash Flows From Operating Activities
Net loss	$(39,655,564)	$(1,710,815)	$(43,146,242)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock and options issued for services	3,020,250	1,017,417	4,044,991
Warrant derivative expense	35,667,963	80,659	37,204,738
Accumulated Depreciation	636	-	636
Changes in operating assets and liabilities:
Accrued interest	24,948	-	24,948
Increase (decrease) in prepaid expenses	-	(7,000)	(7,000)
Increase (decrease) in trade accounts payable	(16,553)	34,546	87,997
Increase (decrease) in accrued liabilities	-	(10,928)	(14,738)
Net Cash Used in Operating Activities	(958,320)	(596,121)	(1,804,670)

Cash Flows From Investing Activities
Investing in fixed assets	(3,817)	-	(3,817)
Investment in mining rights project	(685,139)	(105,000)	(886,753)
Net Cash Provided (Used) by Investing Activities	(688,956)	(105,000)	(890,570)

Cash Flows From Financing Activities
Proceeds from exercise of warrants for
common stock to be issued	-	560,000	1,360,000
Proceeds from Notes Payables	510,000	-	510,000
Purchase treasury stock	-	(60,000)	(60,000)
Proceeds from issuance of common stock	-	485,800	894,900
Net Cash Provided (Used) by Financing Activities	510,000	985,800	2,704,900

Net Increase (decrease) in Cash	(1,137,276)	284,679	9,660
Cash at Beginning of Period	1,146,936	-	-

Cash at End of Period	$9,660	$284,679	$9,660

Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
September 30, 2011

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2011, and its results of operations and cash flows for the nine months ended September 30, 2011 and 2010.  The results of operations for the nine months ended September 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $41,908,381 at September 30, 2011. The majority of the deficit is due to outstanding warrants and warrant derivatives. During 2010 the Company raised approximately $2.3 million dollars by selling common stock and warrants.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration for gold mines and/or acquisition of mining assets, either directly or through one or more partnerships or joint ventures in Brazil or elsewhere in South America and North America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of September 30, 2011, the Company had 6,571,000 warrants outstanding and 7,500,000 options of which 5,925,000 have vested and none have been exercised.

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

The Company’s policy for Fixed Assets is any equipment purchased that has a cost of $1,000 or greater is capitalized and depreciated over a straight line basis.

NOTE 2 – INVESTMENT IN MINING RIGHTS

Investment in mining rights is made up of the engineering fees and drillings costs for several projects that we currently have preliminary agreements.  Once we have completed the analysis of these projects, the Company will purchase appropriate equipment to recover the gold from the tailings.  When operations have started the Company will then amortize these costs over the life of the projects, which may vary from 3 to 10 years, depending on the size of the project.

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

In July 2011, the Company paid outstanding invoices using common stock to the Company’s legal counsel, Randal Edwards.  The total amount paid was $13,500 at a price of $0.50 for a total of 27,000 shares of the Company’s common stock.  However, we valued this transaction for the financial statements using the closing trade price on that day of $5.40 for total expense of $145,800.

During the month of July 2011, 375,000 shares of the Company’s common stock were returned to treasury, due to a consulting agreement which was not entered into.

In August 2011 the Company entered into two 90 day convertible Notes Payable for $280,500 each, from Bristol Investment Funds and St. George Investments.  These notes also include 280,500 warrants each for a total of 561,000 warrants at an exercise price of $1.00 per share. Using the Lattice model, we valued these warrants based on the closing price of the market at $3.00 for additional interest expense of $1,659,052.

NOTE 4 – SUBSEQUENT EVENTS

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000.  These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock.  However, if the Company obtained other financing at a lower price, then the shares issued would be adjusted to reflect the price difference.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  In case of default the Note may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.

A total of $561,000 of these funds were used to pay back the 90 day convertible Notes Payable, which were paid in full on October 31, 2011.

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

New Mexico, USA
Ensurge has completed an Agreement with the WOB Equities of Lubbock, Texas to obtain access to tailings located in New Mexico.  Ensurge has taken samples and received positive assay results for gold, silver, platinum and rhodium.  Ensurge will make progress payments of $1.3 million dollars and royalty payments of 32% of net revenues.  Ensurge is working with an engineering firm to best determine the proper process and equipment needed to extract the precious metals.  It is estimated that it will take six to twelve months to complete the testing and build an operating plant.  Ensurge will need to raise additional capital to meet these progress payments.  If additional capital is not obtained, Ensurge would be in default on the agreement and any funds paid to date would be lost.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

The Company had no revenues for the three and nine months ended September 30, 2011 and 2010.  The Company is currently reviewing several projects and is awaiting completion of engineering results to determine the feasibility of each project, including capital equipment and operating costs.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were, respectively, $407,979 and $1,309,991.  General and administrative expenses for the nine months ended September 30, 2011 and 2010 were, respectively, $2,304,920 and $1,631,654.  These costs are made up of engineering, audit, legal, and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in South and North America.

The warrant derivative expense for the three months ended September 30, 2011 and 2010 was, respectively, $35,543,018 and $80,659.  The warrant derivative expense for the nine months ended September 30, 2011 and 2010 was, respectively, $35,667,963 and $80,659.  This expense is due to the loss in of the warrants liability from July to September 2011 and January to September 2011, respectively.  These valuations are based on the lattice model.

The lattice model is used as a tool to estimate and determine the fair value of stock options, warrants and derivatives.  The warrant derivatives expensed above are based on valuations from the lattice model and are not actual cash expenses.  The Company does not believe these expenses will ever be realized on a cash basis

Interest expense for the three months ended September 30, 2011 and 2010 was, respectively, $1,684.000 and $0.  Interest expense for the nine months ended September 30, 2011 and 2010 was, respectively, $1,684,000 and $0.  Of this expense as of September 30, 2011, $24,948 was accrued interest expense from short term notes, the remaining $1,659,052 was additional expense due to warrants issued as part of the note being valued using the lattice model.

Interest income for the three months ended September 30, 2011 and 2010 was, respectively, $48 and $617.  Interest income for the nine months ended September 30, 2011 and 2010 was, respectively, $1,318 and $1,498.  This income is from interest bearing cash accounts.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and convertible debt instruments.  The Company has been unprofitable since inception and has incurred net losses in each quarter and year.  During 2010 the Company sold an aggregate of 5,600,000 warrants and 3,100,000 shares of common stock for $2,325,000.  Due to these transactions the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $39,932,045.  This has created a working capital deficit in the amount of $41,908,381.   Neither of these amounts will be paid out in cash, but are equity transactions.  Thus, by taking those amounts out, the adjusted working capital deficit is $616,336.

The Company is looking for opportunities to add to its capital and cash flow for current and future projects.  It cannot guarantee success in the raising of future funds, but will continue in its efforts to do so.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of Septemer 30, 2011, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

In July 2011, the Company paid outstanding invoices using common stock to the Company’s legal counsel, Randal Edwards.  The total amount paid was $13,500 at a price of $0.50 for a total of 27,000 shares of the Company’s common stock.  However, we valued this transaction for the financial statements using the closing trade price on that day of $5.40 for total expense of $145,800.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There were no other items to be reported under Part II of this report.
Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.
	10.1	Promissory Note with Next View Capital, LP
	10.2	Promissory Note with Zadar LLC
	10.3	Common Stock Purchase Warrants – Next View Capital , LP
	10.4	Common Stock Purchase Warrants – Zadar, LLC
	10.5	Securities Purchase Agreement
	10.6	Security Agreement
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

	101.INS	XBRL Instance
	101.XSD	XBRL Schema
	101.CAL	XBRL Calculation
	101.DEF	XBRL Definition
	101.LAB	XBRL Label
	101.PRE	XBRL Presentation
(b)	Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ensurge, Inc.

November 21, 2011	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

November 21, 2011	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)