Form 10-K/A
period 2010-12-31
ENSURGE INC
filed 2012-02-14
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K / A
Amendment No. 1

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

ENSURGE, INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

1001 Brickel Bay Drive, 27th Floor Miami, Florida (Address of Principal Executive Offices)	33131 (Zip Code)

Issuer's Telephone Number (888) 978-9994

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $14,349,023.  The registrant had issued and outstanding 32,348,726 shares of its common stock on February 13, 2012.

EXPLANATORY NOTE

Due to staff comments from the United States Securities and Exchange Commission, the Company is amending its December 31, 2010 10-K/A Part III.  This amended Part III of the 10-K/A should be referred to and not the proxy statement for December 31, 2010.  The only section of Part III that has been changed is: Item 11 Executive Compensation.  This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K/A of RT Technologies, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 7, 2011 (the “Original Filing”) and amended again on February 6, 2012. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10-K/A other than the discussion under “Executive Compensation.” Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ENSURGE, INC.
FORM 10-K/A
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

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010 and 2009):

Summary Compensation Table

		Annual Compensation		Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jordan Estra, CEO/ President(1)	2010	93,750	-0-	140,000	347,463	-0-	-0-	-0-	581,213

Michael Campbell, CEO/ President(2)	2010	75,000	-0-	-0-	-0-	-0-	-0-	-0-	75,00

Jeff Hanks, CFO	2010	87,000	-0-	70,000	347,463	-0-	-0-	-0-	504,463

Jeff Hanks, President	2009	-0-	-0-	1,000	-0-	-0-	-0-	-0-	1,000

(1) Mr. Estra was appointed as President and Chief Executive Officer in July 2010.
(2) Mr. Campbell was appointed as a member of the Board of Directors of the Company and as its President and Chief Executive Officer in December 2009; he resigned June 30, 2010.  Mr. Hanks resigned as President of the Company in December 2009 but continued as its Chief Financial Officer.
(3) This column represents the aggregate grant date fair value of the awards granted in 2010 and 2009, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, forfeitures and expected term.  Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.

Salaries for Mr. Hanks for 2007 and 2008 were earned and accrued and paid with common stock in 2009.

In July 2010 the Company obtained financing at $0.14, which we determined to be the current market value of the Company’s common stock.  During July of 2010 the Company issued 1,000,000 shares of common stock to Jordan Estra and 500,000 shares of common stock to Jeff Hanks at the current market price of $0.14, for a total of $140,000 and $70,000 respectively and a total of $210,000.  During August and November the Company issued 1,600,000 options to both Jordan Estra and Jeff Hanks at the current market price of $0.14, which equals $224,000 respectively.  We used this value of $224,000 as the current market value of the options and used this for our Black Sholes model, which determined an accounting expense of $347,463, respectively, to be charged on the financials as an expense.  Thus, this higher amount was used in the table so as to tie to the financial statements.

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

Outstanding Equity Awards At Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jordan Estra Jeff Hanks	1,600,000 1,600,000	900,000 900,000	None None.	$0.14 $0.14	Nov 2020 Nov 2020	None None.	None None.	None None.	None None.

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

ENSURGE, INC.

February 14, 2012	By:	/s/ JORDAN M. ESTRA
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JORDAN M. ESTRA	February 14, 2012
Jordan M. Estra President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	February 14, 2012
Jeff A. Hanks Chief Financial Officer and Director