Form 10-K/A
period 2010-12-31
ENSURGE INC
filed 2012-04-13
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K / A
Amendment #2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $14,349,023.  The registrant had issued and outstanding 33,138,726 shares of its common stock on April 13, 2012.

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-K/A for Ensurge, Inc. annual report on Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on April 7, 2011, is to amend the initial filing to update the disclosure of warrants sold to an investor.  The warrants were booked as an equity item and should have been booked as a derivative, and stock was issued for services at an incorrect value.

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Ensurge, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 7, 2011 (the “Original Filing”) and amended again on February 6, 2012. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ENSURGE, INC.
FORM 10-K / A
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

General and administrative expenses for the year ended December 31, 2010 and 2009 were $3,134,967 and $49,336, respectively.  These costs are made up of audit, legal, and consulting fees, along with travel expenses looking for acquisitions.

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

The warrant derivative expense and day-one loss for the years ended December 31, 2010 and 2009 were, respectively, $9,591,573, $2,362,308, $0 and $0.  This expense is due to change in value of the warrants derivative liability from July to December 2010.

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

Since our previous report date April 5, 2011, as sdescribed in Note 10, the Company discovered material errors in its presentation of its financial statements. However, the Company has restated the financial statements to reflect the correction of these errors.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 5, 2011, except for Note 10, as to which the date is April 10, 2012

  ENSURGE, INC
  (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	(Restated)
	2010	2009
ASSETS
Current Assets
Cash	$1,146,936	$-

Total Current Assets	1,146,936	-

Investment in mining rights projects	310,829	-

Total Other Assets	310,829	-

Total Assets	$1,457,765	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$215,451	$8,686
Accrued Liabilities	-	14,738
Proceeds for common stock to be issued	1,360,000	-
Warrants derivative liability	12,167,402	-

Total Current Liabilities	13,742,853	23,424

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,485,341 and 26,035,341 shares outstanding, respectively	29,485	26,035
Additional paid-in-capital	26,088,412	23,266,514
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(15,087,012)	-

Total Stockholders' Deficit	(12,285,088)	(23,424)

Total Liabilities and Stockholders' Deficit	$1,457,765	$-

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2010	2009	December 31, 2010
	(Restated)		(Restated)
Sales	$-	$-	$-

Expenses
General and administrative	3,134,967	49,336	3,134,967

Total Expenses	3,134,967	49,336	3,134,967

Operating Loss	(3,134,967)	(49,336)	(3,134,967)

Other income (expense)

Loss on derivative	(9,591,573)	-	(9,591,573)
Derivative day-one loss	(2,362,308)	-	(2,362,308)
Interest expense	-	(7,067,097)	-
Interest income	1,836		1,836

Net Loss	$(15,087,012)	$(7,116,433)	$(15,087,012)

Basic and Diluted Earnings Gain (Loss) Per Common Share	$(0.54)	$(18.04)

Basic and Diluted Weighted Average Common Shares Outstanding	27,705,752	394,484

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION OF EXPLORATION STAGE
 JANUARY 1, 2010 THROUGH DECEMBER 31, 2010

			(Restated)	(Restated)	(Restated)
	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2010 Inception of Exploration Stage	26,035,341	26,035	23,266,514	(23,315,973)	(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	1,049,150	-	1,051,500
Purchase and cancel
treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	1,152,469	-	1,152,469
Warrants	-	-	(213,521)	-	(213,521)
Net (Loss)	-	-	-	(15,087,012)	(15,087,012)

Balance - December 31, 2010 (Restated)	29,485,341	$29,485	$26,088,412	$(38,402,985)	$(12,285,088)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			From Inception of
			Exploration Stage
			January 1, 2010
			Through
	2010	2009	December 31, 2010
Cash Flows From Operating Activities	(Restated)		(Restated)
Net loss	$(15,087,012)	$(7,116,433)	$(15,087,012)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock issued for services	2,203,969	6,997,299	2,203,969
Warrant derivative expense	9,591,573	-	9,591,573
Derivative day-one loss	2,362,308	-	2,362,308
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	206,765	(13,507)	206,765
Increase (decrease) in accrued liabilities	(14,738)	119,794	(14,738)

Net Cash Used in Operating Activities	(737,135)	(12,847)	(737,135)

Cash Flows From Investing Activities
Investment in mining rights project	(310,829)	-	(310,829)

Net Cash Provided (Used) by Financing Activities	(310,829)	-	(310,829)

Cash Flows From Financing Activities
Proceeds from notes payable	-	32,327	-
Repayments from notes payable	-	(19,480)	-
Proceeds from exercise of warrants
for common stock to be issued	1,360,000	-	1,360,000
Purchase treasury stock	(60,000)	-	(60,000)
Proceeds from issuance of common stock	894,900	-	894,900

Net Cash Provided (Used) by Financing Activities	2,194,900	12,847	2,194,900

Net Increase (decrease) in Cash	1,146,936	-	1,146,936

Cash at Beginning of Period	-	-	-

Cash at End of Period	$1,146,936	-	$1,146,936

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	-	1,971,480	-

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

Prior to January 1, 2006, the Company accounted for its stock options issued to directors, officers and employees under ASC Topic 835 and related interpretations. Under ASC Topic 835, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The Company also accounted for options and warrants issued to non- employees in accordance with ASC Topic 718 which required these options and warrants to be accounted for at their fair value.

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

NOTE 4 – WARRANT DERIVATIVE LIABILITY

As part of the warrants to be issued for common stock in Note 3, the nature of the warrant requires the Company to record a Warrant Derivative Liability in the amount of $12,167,402.  The valuation of the derivative is based on using the lattice model for SEC reporting purposes.

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

Effective July 27, 2010, the Company accepted private placement funds from an institutional investor.  A total of $560,000 was received in exchange for warrants exercisable for the right to purchase four million (4,000,000) shares of the Company’s common stock.  No additional consideration is required to exercise the warrants.  The Company believes the conversions are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering.

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

Effective December 30, 2010, the Company accepted private placement funds from an institutional investor.  A total of $800,000 was received in exchange for warrants exercisable for the right to purchase one million six hundred thousand (1,600,000) shares of the Company’s common stock. No additional consideration is required to exercise the warrants.  The Company believes the conversions are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering.

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

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2010	2009

Income tax (benefit) at statutory rate (34%)	$(5,129,584)	$(2,420,000)
Benefit of operating loss carry-forwards	0	0
Expenses not currently deductible	4,836,844	2,170,411
Change in valuation allowance	292,740	249,589
State tax (benefit), net of federal tax effect	0	0

Net Benefit (Expense) From Income Taxes	$–	$–

The change in business activities will also limit the amount of NOL that can be utilized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

None

NOTE 10 – RESTATEMENT OF DECEMBER 31, 2010 FINANCIAL STATEMENTS

Subsequent to the issuance of the December 2010 financial statements, the auditors and management determined that warrant derivatives were not recorded properly due to the cash received as part of the July 2010 issuance of stock for warrants.  The financial statements have been revised to accurately record the transactions.  Accordingly, the balance sheet as of December 31, 2010 and the statement of operations, and statement of cash flows for the year ended December 31, 2010 have been revised as follows:

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2010
	Restated 2010	Original 2010	Effect of Changes

Assets
Current Assets
Cash	$1.146,936	$1,146,936		$-
Total Current Assets	1,146,936	1,146,936		-
Investment in mining rights project	310,829	310,829		-
Total Other Assets	310,829	310,829		-
Total Assets	1,457,765	1,457,765	$

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$215,451	$215,451		$-
Proceeds for common stock to be issued	1,360,000	1,360,000		-
Warrants derivative liability	12,167,402	2,605,030		9,562,372	(1)
Total Liabilities	13,742,853	4,180,481		9,562,372	(1)

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,485,341 and
26,035,341 shares issued and outstanding	29,485	29,485		-
Additional paid-in capital	26,088,412	24,054,450		2,033,962	(1)
Accumulated deficit	(23,315,973)	(23,315,973)		-
Exploration stage deficit	(15,087,012)	(3,490,678)		(11,596,334)	(1)
Total Stockholders’ Equity (Deficit)	(12,285,088)	(2,722,716)		(9,562,372)	(1)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,457,765	$1,457,765		$-

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010

	Restated 2010	Original 2010	Effect of Change
Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
General and Administrative expenses	3,134,967	1,955,739	1,179,228	(1)
Total Expenses	3,134,967	1,955,739	1,179,228	(1)
Operating Loss	(3,134,967)	(1,955,739)	(1,179,228)	(1)
Other Income (Expense)
Loss on derivatives	(9,591,573)	(1,536,775)	(8,054,798)	(1)
Derivatives day-one loss	(2,362,308)	-	(2,362,308)	(1)
Interest income	1,836	1,836	-
Net Loss	$(15,087,012)	$(3,490,678)	$(11,596,334)	(1)

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Original	Original	Original	Original	Original	Original
Balance - December 31, 2008	111,256	$111	$14,259,009	$(16,199,540)	$(1,940,420)

Issuance of Common Stock	25,924,085	25,924	9,007,505	-	9,033,429
Net (Loss)	-	-	-	(7,116,433)	(7,116,433)

Balance - December 31, 2009	26,035,341	26,035	23,266,514	(23,315,973)	(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	326,650	-	329,000
Purchase and cancel treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	695,741	-	695,741
Warrants	-	-	(1,068,255)	-	(1,068,255)
Net (Loss)	-	-	-	(3,490,678)	(3,490,678)

Balance - December 31, 2010	29,485,341	$29,485	$24,054,450	$(26,806,651)	$(2,722,716)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Restated			Restated	Restated	Restated
Balance - January 1, 2010, Inception of Exploration Stage	26,035,341	$26,035	$23,266,514	$(23,315,973)	$(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	1,049,150	-	1,051,500	(1)
Purchase and cancel treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	1,152,469	-	1,152,469	(1)
Warrants	-	-	(213,521)	-	(213,521)	(1)
Net (Loss)	-	-	-	(15,087,012)	(15,087,012)	(1)

Balance - December 31, 2010, (restated)	29,485,341	$29,485	$26,088,412	$(38,402,985)	$(12,285,088)	(1)

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010
Cash Flows from Operating Activities:	2010 (Restated)	2010 (Original)	Effect of Change
Net (Loss)	$(15,087,012)	$(3,490,678)	$(11,596,334)	(1)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	2,203,969	1,024,741	1,179,228	(1)
Warrant derivative expense	9,591,573	1,536,775	8,054,798	(1)
Derivative day-one loss	2,362,308	-	2,362,308	(1)
Changes in Operating Assets and Liabilities:
Increase (decrease) in trade accounts payable	206,765	206,765	-
Increase (decrease) in accrued liabilities	(14,738)	(14,738)	-
Net Cash (Used) by Operating Activities	(737,135)	(737,135)	-

Cash Flows from Investing Activities:

Investment in mining rights project	(310,829)	(310,829)	-
Net Cash (Used) by Investing Activities:	(310,829)	(310,829)	-
Cash Flows from Financing Activities:
Proceeds from notes payable	-	-	-
Repayment from note payable	-	-	-
Proceeds from exercise of warrants for common stock to be issued	1,360,000	1,360,000	-
Purchase treasury stock	(60,000)	(60,000)	-
Proceeds from issuance of common stock	894,900	894,900	-
Net Cash Provided by Financing Activities:	2,194,900	2,194,900	-
Net Increase in Cash	1,146,936	1,146,936	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$1,146,936	$1,146,936	$-

Note (1)
As of December 31, 2010, the derivative has increased by $9,562,372 for a total derivative liability of $12,167,402.  These changes affected warrant derivative liability, additional paid-in-capital, and other income.

ENSURGE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010 and 2009):

Summary Compensation Table
	Annual compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jordan Estra, CEO/ President (1)	2010	93,750	-0-	140,000	347,463	-0-	-0-	-0-	581,213

Michael Campbell, CEO/President (2)	2010	75,000	-0-	-0-	-0-	-0-	-0-	-0-	75,000

Jeff Hanks,CFO	2010	87,000	-0-	70,000	347,463	-0-	-0-	-0-	504,463

Jeff Hanks, President	2009	-0-	-0-	1,000	-0-	-0-	-0-	-0-	1,000

(1) Mr. Estra was appointed as President and Chief Executive Officer in July 2010.
(2) Mr. Campbell was appointed as a member of the Board of Directors of the Company and as its President and Chief Executive Officer in December 2009; he resigned June 30, 2010.  Mr. Hanks resigned as President of the Company in December 2009 but continued as its Chief Financial Officer.
(3) This column represents the aggregate grant date fair value of the awards granted in 2010 and 2009, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, forfeitures and expected term.  Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures

Salaries for Mr. Hanks for 2007 and 2008 were earned and accrued and paid with common stock in 2009.

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

Outstanding Equity Awards At Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jordan Estra	1,600,000	900,000	None	$0.14	Nov 2020	None	None	None	None
Jeff Hanks	1,600,000	900,000	None.	$0.14	Nov 2020	None.	None.	None.	None.

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

ENSURGE, INC.

April 13, 2012	By:	/s/ JORDAN M. ESTRA
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JORDAN M. ESTRA	April 13, 2012
Jordan M. Estra President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	April 13, 2012
Jeff A. Hanks Chief Financial Officer and Director

EXHIBIT INDEX

31.1	Certification of Jordan M. Estra pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002