Form 10-K
period 2011-12-31
ENSURGE INC
filed 2012-04-16
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

ENSURGE, INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

1001 Brickell Bay Drive, 27th Floor Miami, Florida (Address of Principal Executive Offices)	33131 (Zip Code)

Issuer's Telephone Number 888-978-9994

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $37,831,316.  The registrant had issued and outstanding 33,138,726 shares of its common stock on April 16, 2012.

ENSURGE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

On June 1, 2000, the Company purchased KT Solutions, Inc. for 833 shares of common stock and options to purchase 417 additional shares of the Company’s common stock.  Effective April 1, 2001, the Company sold KT Solutions Inc. to Knowledge Transfer Systems, Inc. for 13,333 shares of common stock.

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

Since the time of that transition, Ensurge has raised $2.7 million from new equity investors and $1.1 million in debt to enable management to begin the implementation of the business plan.

The plan focuses on ownership or royalty rights to operating mines by providing financing needs, purchasing new equipment or a combination of both and to enter into the identification of existing tailings impoundments at existing or abandoned gold mines and the establishment of contractual agreements to construct metallurgical plants to recover gold remaining in tailings.  After extensive evaluation of gold mining in numerous regions of Brazil, Ensurge has settled on the Cuiaba Gold Belt in Mato Grosso State to implement its strategy.

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

We believe with less than half the gold that has been mined over the past three centuries having been recovered, there is significant opportunity to recover gold from operating mines and tailings.

Business Strategy and Growth

Ensurge management seeks to reduce the risk of gold production.  Specifically, it believes that by obtaining contractual rights to current gold mining operations and to reprocess existing tailings along the Cuiaba Gold Belt, it can:

•
Eliminate, or significantly reduce exploration risk.  Ownership opportunities with existing mine operators allows the Company to participate in operations and revenues immediately.   Also, these mine owners have existing tailings which we will reprocess.  The tailings impoundments are readily visible and the size (tonnage) can be quickly determined using GPS technology and satellite images.

•
Enjoy lower than typical capital costs.  In most traditional mining operations, significant capital investment is required to develop and mine a deposit, transport ore to a processing plant, where it is crushed and processed to recover gold.  The Company will provide new equipment to increase current operations and increase recoveries.  As part of the ownership we will reprocess tailings which have already been mined and crushed.

•
Enjoy lower than typical operating costs.  As we have reviewed operating costs within this region, we have determined costs to be lower as compared to costs within the US.  Since tailings have already been mined and crushed, there will be no labor or energy costs (or high maintenance costs) for mining or crushing.  Management believes energy and labor costs will be less than in initial mining operations resulting in savings on not only up-front mining development costs but ongoing costs.

   Crude Recovery Technology Creates Ensurge Opportunity

Typically, gold recovery facilities along the Cuiaba Gold Belt employ crude methods of gravity separation.  Run of mine ore is first crushed in hammer mills or jaw crushers to reduce the run of mine ore to 3” or smaller size.  Crushed ore is then sent to ball mills for further size reduction, to approximately 200 mesh or less.  The discharge of the ball mills is then subjected to gravitational gold concentration using cyclones and centrifugal drum concentrators.  Ensurge has contracted with a third party consulting engineering company to assist in technical assessment of opportunities, has estimated that recovery of gold in concentrate represents about 50% of the gold contained in ore.  The remaining 50% of the gold is discharged to tailings.  Modern metallurgical processing methods typically recover 85-90% of gold contained in ore.  It is the 50% of gold that is discharged to tailings that is one of the targets for Ensurge development, along with ownership opportunities.  Until actual mining operations begin, the amount of the gold recoverable from the tailings will be unknown and we will not know if it will be economical to recover such gold.

Competition

In the Cuiaba-Pocone region of Mato Grosso Brazil, Ensurge management is not aware of any other company currently seeking to acquire tailings, however, large mining companies continue to be interested in this region, but many of the large international mining companies have determined there is not a large enough opportunity for them to be interested in this region.  This is so, in part, management believes, because major international mining companies that are coming to Brazil to develop gold mining operations are focusing on exploration in grass roots environs or near existing major gold producing mines with the hopes of finding “bonanza” type deposits.

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

We believe we have developed a unique business model but recognize that there are very little barriers for others to copy our business model and we offer no new technology or position in the mining industry that will prevent existing gold producers or other companies from recreating our business model.  We believe our best competitive position is being one of the first to seek out the smaller mines in Brazil to reprocess their tailings.

Environmental Standards

The Company is not at this time involved in any project that would adversely affect the environment.

Employees

As of December 31, 2011, the Company has 2 fulltime employees and 1 part time employee.

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

With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2011, the Company’s business has not shown a profit in operations and has generated no revenue.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding with milestones of at least $5,000,000 in 2012.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

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

During 2011 the price of gold continued to increase, however, there is no certainty that it will maintain these prices.  Our business plan provides some ability to offset the decrease in the price of gold, but if it drops to a certain price level it will make our operations difficult to continue profitably.

We conduct business internationally, which exposes us to additional risks

Our international operations expose us to certain additional risks, including:
•	Different political and regulatory conditions;
•	Currency fluctuations;
•	Adverse tax consequences;
•	Difficulty in staffing international subsidiary operations;
•	Dependence on other economies;

ITEM 2.	PROPERTIES

The Company does not own any real property and uses executive office space.  The address is 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131.  Currently monthly rent obligations are less than $1,000 per month and we are on a month to month basis.  The Company’s management believes its current office facility is sufficient for its current operations.  As we expand operations to Brazil, we may look to opening offices in Brazil, but do not anticipate any offices until we commence construction and/or production from a tailings operation.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINING SAFETY DISCLOSURE

We have not engaged in any mining activities except for taking core samples, which were taken by a  3rd party consulting firm, and consequently have no mining safety issues.

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

	HIGH	LOW
2011
First Quarter	$4.25	$2.00
Second Quarter	7.90	2.00
Third Quarter	10.01	2.00
Fourth Quarter	6.50	0.51

2010
First Quarter	$1.57	$0.35
Second Quarter	1.25	0.55
Third Quarter	2.40	0.18
Fourth Quarter	5.00	2.00

Approximate Number of Equity Security holders

On March 31, 2012, there were 410 stockholders of record of the Company’s common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of stockholders represented by these record holders.  As of April 13, 2012, our common stock had a bid and ask price of $0.17 and $0.24.

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

During 2011 the Company issued 252,000 shares of common stock in exchange for services valued at $126,000.

During 2011 warrants in the amount of 611,000 were exercised into 2,986,385 shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We had no revenues for 2011 and 2010.  During 2011, the Company entered into two letters of intent with mines in Pocone, Mato Grosso, Brazil.  The Company has agreed to purchase additional capital equipment to process gold from the existing tailings.  We will share in the after tax net profits from these operations.  We have completed an engineering study with positive results and have engaged an engineering firm to do a study of the entire tailings area.  The construction of the tailing processing facility can be completed in 6 to 12 months subject to final engineering studies and the raising of capital to cover the costs of plant development and construction.

The Company is continuing to look for opportunities to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

General and administrative expenses for the year ended December 31, 2011 and 2010 were $17,013,472 and $3,134,967, respectively.  These costs are made up of audit, legal, salary and consulting fees, along with travel expenses looking for acquisitions.

Interest expense was $1,191,333 and $0 for the years ended December 31, 2011 and 2010, respectively.  All of the interest expense is loan interest from the notes payable the Company has incurred over the years.  Included in the interest expense are warrants that were given as part of the loan agreement.  The warrants were valued at the current market price as of the date of loans.

Interest income for the year ended December 31, 2011 and 2010 were, respectively, $1,492 and $1,836.  This income is from interest bearing cash bank accounts.

The warrant derivative income or expense for the years ended December 31, 2011 and 2010 were, respectively, gain of $6,317,140 and loss of $9,591,573.  The warrant derivative day-one loss for the years ended December 31, 2011 and 2010 were, respectively, $9,608,171 and $2,362,308.

Liquidity and Capital Resources

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.  With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2011, the Company’s business has not shown a profit in operations and has generated no revenue.  If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.  Our current and planned operations contemplate funding with milestones of at least $5,000,000 in 2012.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $1,025,000 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  The holder of these warrants may at any time exercise the warrants for common stock with no additional cash outlay.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.  During October 2011 the Company entered into a 12 month note payable for $1,100,000, which proceeds were used to pay off early the 90 day note and operating capital.  This inflow of cash will be used by the Company for research and develop mining ventures in South America.

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

The following constitutes a list of Financial Statements included in Part III of this Report beginning at page 16 of this Report:

ENSURGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors of

Ensurge, Inc.

Miami, Florida

We have audited the accompanying balance sheets of Ensurge, Inc. ( an Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period January 1, 2010 (inception of exploration stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurge, Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended and for the period January 1, 2010 (inception of exploration stage) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
April 16, 2012

ENSURGE, INC.
  (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash	$214,517	$1,146,936

Total Current Assets	214,517	1,146,936

Fixed assets (net of depreciation)	57,936	-
Investment in mining rights projects	-	310,829

Total Other Assets	57,936	310,829

Total Assets	$272,453	$1,457,765

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$36,214	$215,451
Accrued interest payable	18,333	-
Notes payable	1,100,000	-
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	11,128,157	12,167,402

Total Current Liabilities	13,642,704	13,742,853

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 32,348,726 and 29,485,341 shares outstanding, respectively	32,348	29,485
Additional paid-in-capital	46,494,730	26,088,412
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(36,581,356)	(15,087,012)

Total Stockholders' Deficit	(13,370,251)	(12,285,088)

Total Liabilities and Stockholders' Deficit	$272,453	$1,457,765

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2011	2010	December 31, 2011

Sales	$-	$-	$-

Expenses
General and administrative	17,013,472	3,134,967	20,148,439

Total Expenses	17,013,472	3,134,967	20,148,439

Operating Loss	(17,013,472)	(3,134,967)	(20,148,439)

Other income (expense)

Gain (Loss) on derivative	6,317,140	(9,591,573)	(3,274,433)
Derivative day-one loss	(9,608,171)	(2,362,308)	(11,970,479)
Interest expense	(1,191,333)	-	(1,191,333)
Interest income	1,492	1,836	3,328

Net Loss	$(21,494,344)	$(15,087,012)	$(36,581,356)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.73)	$(0.54)

Basic and Diluted Weighted Average Common Shares Outstanding	29,548,448	27,705,752

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION OF EXPLORATION STAGE
JANUARY 1, 2010 TO DECEMBER 31, 2011

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2010, Inception of Exploration Stage	26,035,341	$26,035	$23,266,514	$(23,315,973)	$(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	1,049,150	-	1,051,500
Purchase and cancel treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	1,152,469	-	1,152,469
Warrants	-	-	(213,521)	-	(213,521)
Net (Loss)	-	-	-	(15,087,012)	(15,087,012)

Balance - December 31, 2010	29,485,341	29,485	26,088,412	(38,402,985)	(12,285,088)

Stock issued as exercise of warrants	2,986,385	2,986	5,396,791	-	5,399,777
Stock issued for services	252,000	252	745,548	-	745,800
Stock cancelled	(375,000)	(375)	375	-	-
Option expense	-	-	14,263,604	-	14,263,604
Net (Loss)	-	-	-	(21,494,344)	(21,494,344)

Balance - December 31, 2011	32,348,726	$32,348	$46,494,730	$(59,897,329)	$(13,370,251)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			From Inception of
			Exploration Stage
			January 1, 2010
			Through
	2011	2010	December 31, 2011
Cash Flows From Operating Activities
Net loss	$(21,494,344)	$(15,087,012)	$(36,581,356)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock and options issued for services	16,078,905	2,203,969	18,282,874
Warrant derivative liability	(6,317,140)	9,591,573	3,274,433
Derivative day-one loss	9,608,171	2,362,308	11,970,479
Depreciation expense	954	-	954
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	(179,237)	206,765	27,528
Increase (decrease) in accrued liabilities	18,333	(14,738)	3,595
Net Cash Used in Operating Activities	(2,284,358)	(737,135)	(3,021,493)

Cash Flows From Investing Activities
Investment in fixed assets	(58,890)	-	(58,890)
Investment in mining rights project	310,829	(310,829)	-
Net Cash Provided (Used) by Investing Activities	251,939	(310,829)	(58,890)

Cash Flows From Financing Activities
Proceeds from notes payable	1,600,000	-	1,600,000
Repayments of notes payable	(500,000)	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	1,360,000	1,360,000
Purchase treasury stock	-	(60,000)	(60,000)
Proceeds from issuance of common stock	-	894,900	894,900
Net Cash Provided (Used) by Financing Activities	1,100,000	2,194,900	3,294,900

Net Increase (decrease) in Cash	(932,419)	1,146,936	214,517
Cash at Beginning of Period	1,146,936	-	-
Cash at End of Period	$214,517	$1,146,936	$214,517
Cash paid for interest	$61,000
Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	-	1,971,480

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $13,428,187 at December 31, 2011. The Company has issued a private placement memorandum to obtain investors.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $894,900 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.  During October 2011 the Company entered into a 12 month note payable for $1,100,000, which proceeds were used to pay off early the 90 day note and operating capital.  The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration of acquisition of gold tailings in Brazil.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted, “Share-Based Payment” (ASC Topic 718) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. There were 2,200,000 options granted during the year ended December 31, 2011 and 5,300,000 options granted during the year ended December 31, 2010.  As part of the granting of these options, there was recorded a cost of $14,263,604 and $1,152,469 and as payroll expense for the year ending December 31, 2011 and 2010, respectively.  These expenses were stock-based compensation resulting from the application of ASC Topic 718 included in Statements of Operations. The cost of these and future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Statements of Operations.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Basic and Diluted Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. During 2011 the Company issued 2,945,250 common shares and 1,900,000 warrants as part of debt financing.  During 2010 the Company issued 3,450,000 common shares and 5,600,000 warrants as part of a private placement funding.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 – INVESTMENT IN MINING RIGHTS

During 2011 and 2010 the Company capitalized $0 and $310,829, respectively, of engineering mining costs.  The Company wrote off the 2010 capitalized cost during 2011, due to those projects associated with those cost not moving forward as of December 31, 2011.  It is the Company’s policy to capitalize engineering costs and amortize it over the life of the project.  The Company will complete an impairment analysis at the end of each year.

NOTE 3 – PROCEEDS FOR COMMON STOCK TO BE ISSUED

During 2011, the Company issued 252,000 shares of common stock in exchange for services valued at $745,800.  The valuation was based on the market price at the date of services.  The Company cancelled 375,000 shares of common stock, which had been issued as part of a consulting agreement.  The conditions of the agreement were never fulfilled, so the agreement and the shares associated were cancelled.  In August 2011 the Company entered into a 90 day note payable with interest and warrants payable.  After the note was fully paid, the note holder decided to exercise the warrants, using the cashless exercise option of the agreement.  As part of the cashless exercise the note holder received 2,945,250 shares of common stock.

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

NOTE 4 – WARRANT DERIVATIVE LIABILITY

As part of the warrants to be issued for common stock in Note 3, the nature of the warrant requires the Company to record a Warrant Derivative Liability in the amount of $11,128,157 and $12,167,402 at December 31, 2011 and 2010, respectively.  The valuation of the derivative is based on using the lattice model for SEC reporting purposes.  The warrant derivative liability is based on the price the stock is trading on the day the warrants are issued and again at the end of each quarter and year end.  Due to the stock having large swings, the warrant derivative liability has large swings also, which create large losses and gains.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

COMMON STOCK WARRANTS

The Company has issued warrants to purchase a total of 7,950,000 shares of its common stock.

Warrants – We have granted outstanding warrants for the purchase of a total of 7,950,000 shares of our common stock, all of which are exercisable anytime until their respective expiration dates

Date of issuance	Stock price at valuation date of December 31, 2011	Exercise price	Term	Risk free rate	Volatility	Value	# of Warrants

October 28, 2011	$1.40	$1.00	5 Year	0.83%	261%	$2,659,229	1,900,000
December 30, 2010	$1.40	$0.50	5 Year	0.83%	261%	$2,239,577	1,600,000
December 9, 2010	$1.40	$1.00	5 Year	0.83%	261%	$629,817	450,000
July 27, 2010	$1.40	$0.14	5 Year	0.83%	261%	$5,599,534	4,000,000
Total						$11,128,157	7,950,000

The following is a summary of the Company’s stock warrants outstanding as of December 31, 2011, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.14 to $1.00	7,950,000	4.15 years	$0.47	7,950,000	$0.47

	Exercise Price		$0.14 to $1.00
	Term		Five years
	Volatility		261%
	Dividends		0%

NOTE 5 – ISSUANCE OF STOCK

During 2011, the Company issued 252,000 shares of common stock in exchange for services valued at $745,800.  The valuation was based on the market price at the date of services. The Company issued 2,945,250 shares of common stock as part of cashless exercise of warrants.  These warrants were issued combined with a 90 day debt financing.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

During the month of July 2010, the Company issued 1,500,000 shares of common stock at a value of $0.51 to its Officers for a total value of $765,000 for services rendered.  During the month of August, the Company issued 3,000,000 options at a price of $0.14 to its Officers for a total value of $688,417 for services rendered, which was charged to expense.  In November 2010 the Company issued 2,300,000 options at a price of $0.14 to its Officers and an employee for a total value of $11,254,408.  $464,052 was charged to expense in 2010.  During 2011, 2,200,000 options were granted to officers at $0.50 per share.  The value of $11,450,000 was charged to expense along with $2,813,604 related to the 2010 options.  These valuations are based on the Black Sholes model for SEC reporting purposes; however the exercise price was based on fair market value.

NOTE 6 – EQUITY TRANSACTIONS

In January 2011, the Company entered into a contract with Cameron Associates, Inc. for investor relation consulting services.  The Company paid Cameron Associates a one-time payment of 150,000 shares of the Company’s common stock.

In April 2011, the Company entered into an agreement with ProActive Capital Resources Group for consulting services with a one-time payment of 75,000 shares of the Company’s common stock.

In July 2011, the Company paid outstanding invoices using common stock to the Company’s legal counsel, Randal Edwards.  The total amount paid was $13,500 at a price of $0.50 for a total of 27,000 shares of the Company’s common stock.  However, we valued this transaction for the financial statements using the closing trade price on that day of $5.40 for total expense of $145,800.

During the month of July 2011, 375,000 shares of the Company’s common stock were returned to treasury, due to a consulting agreement which was not consummated.

In August 2011 the Company entered into two 90 day convertible Notes Payable for $280,500 each, from Bristol Investment Funds and St. George Investments.  These notes also include 280,500 warrants each for a total of 561,000 warrants at an exercise price of $1.00 per share. Using the Lattice model, we valued these warrants based on the closing price of the market at $3.00 for additional interest expense of $1,122,000, which equates to an effective interest rate of 3,310%.  During December 2011, these warrants were exercised using the cashless exercise provision within the agreement and a total of 2,945,250 shares of common stock were issued.

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

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

NOTE 7 – NOTES PAYABLE

In August 2011 the Company entered into two 90 day convertible Notes Payable for $280,500 each, from Bristol Investment Funds and St. George Investments.  These notes also include 280,500 warrants each for a total of 561,000 warrants at an exercise price of $1.00 per share. Using the Lattice model, we valued these warrants based on the closing price of the market at $3.00 for additional interest expense of $1,122,000, which equates to an effective interest rate of 3,310%.  During December 2011, these warrants were exercised using the cashless exercise provision within the agreement and a total of 2,945,250 shares of common stock.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock.  However, if the Company obtained other financing at a lower price, then the shares issued would be adjusted to reflect the price difference.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  In case of default the Note may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A total of $561,000 of these funds were used to pay back the 90 day convertible Notes Payable, which were paid in full on October 31, 2011.

NOTE 8 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $9,437,000 at December 31, 2011. The operating loss carry forwards expire from 2020 through 2031. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2011 and 2010:

Deferred Tax Asset	2011	2010
Operating loss carry forwards	$3,208,580	$2,876,740
Depreciation	-	-
Total Deferred Tax Asset	3,208,580	2,876,740
Valuation Allowance	(3,208,580)	(2,876,740)
Net Deferred Tax Asset	$-	$-

During 2011 and 2010, the valuation allowance increased by $1,339,501 and $292,740, respectively, principally due to the utilization of operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2011	2010
Income tax (benefit) at statutory rate (34%)	$(7,308,077)	$(5,129,584)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	5,968,576	4,836,844
Change in valuation allowance	1,339,501	292,740
State tax (benefit), net of federal tax effect	-	-

Net Benefit (Expenses) From Income Taxes	$-	$-

The change in business activities will also limit the amount of NOL that can be utilized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

None

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 – RESTATEMENT OF MARCH 31, 2011, JUNE 30, 2011, AND SEPTEMBER 30, 2011 FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to the issuance of the December 31, 2011 financial statements, the auditors and management determined that warrant derivatives were not recorded properly during 2011.  The financial statements have been revised to accurately record the transactions.  Accordingly, the balance sheets as of March 31, 2011, June 30, 2011 and September 30, 2011 and the statement of operations, and statement of cashflows for the three, six and nine months ended March 31, 2011, June 30, 2011 and September 30, 2011 have been revised as follows:

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET
MARCH 31, 2011
Assets	Restated 2011	Original 2011	Effect of Changes
Current Assets
Cash	$577,565	$577,565	$-
Total Current Assets	577,565	577,565	-
Investment in mining rights project	550,003	550,003	-
Total Other Assets	550,003	550,003	-
Total Assets	$1,127,568	$1,127,568	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$189,391	$189,391	$-
Proceeds for common stock to be issued	1,360,000	1,360,000	-
Warrants derivative liability	20,150,733	2,647,045	(17,503,688)	(1)
Total Liabilities	21,700,124	4,196,436	(17,503,688)	(1)
Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,635,341 and
29,485,341 shares issued and outstanding	29,635	29,635	-
Additional paid-in capital	27,091,663	24,143,947	2,947,716	(1)
Accumulated deficit	(23,315,973)	(23,315,973)	-
Exploration stage deficit	(24,377,881)	(3,926,477)	(20,451,404)	(1)
Total Stockholders’ Equity (Deficit)	(20,572,556)	(3,068,868)	(17,503,688)	(1)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,127,568	$1,127,568	$-

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Restated 2011	Original 2011	Effect of Change

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
General and Administrative expenses	1,308,395	394,640	913,755	(1)
Total Expenses	1,308,395	394,640	913,755	(1)
Operating Loss	1,308,395	(394,640)	913,755	(1)
Other Income (Expense)
Warrant derivative loss	(7,983,331)	(42,015)	(7,941,316)	(1)
Interest income	856	856	-
Net Loss	$(9,290,870)	$(435,799)	$(8,855,071)	(1)

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Cash Flows from Operating Activities:	2011 2011 (Restated) (Original)		Effect of Change
Net (Loss)	$(9,290,870)	$(435,799)	$(8,855,071)	(1)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	89,647	89,647	-	(1)
Warrant derivative expense	8,897,086	42,015	8,855,071	(1)
Changes in Operating Assets and Liabilities:
Increase (decrease) in trade accounts payable	(44,776)	(44,776)	-
Increase (decrease) in accrued liabilities	-	-	-
Net Cash (Used) by Operating Activities	(348,913)	(348,913)	-

Cash Flows from Investing Activities:

Investment in mining rights project	(220,458)	(220,458)	-
Net Cash (Used) by Investing Activities:	(220,458)	(220,458)	-
Cash Flows from Financing Activities:
Proceeds from exercise of warrants for
common stock to be issued	-	-	-
Purchase treasury stock	-	-	-
Proceeds from issuance of common stock	-	-	-
Net Cash Provided by Financing Activities:	-	-	-
Net Decrease in Cash	(569,371)	(569,371)	-
Cash, Beginning of Period	1,146,936	1,146,936	-
Cash, End of Period	$577,565	$577,565	$-

Note (1)
Part of the change is due to the December 31, 2010 10-K/A being amended subsequent to the March 10-Q.  Thus, part of the change in the warranty liability is due to the change which was made as part of the amended December 31, 2010 10-K/A.  This change is a result of recording the additional warrant derivative of $7,941,316 and option expense of $913,755.  As of March 31, 2011, due to management’s analysis, the derivative has increased by $7,983,331 for a total derivative liability of $20,150,733.  These changes affected warrant derivative liability, additional paid-in-capital, and other income

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET
JUNE 30, 2011
	Restated 2011	Original 2011	Effect of Changes

Assets
Current Assets
Cash	$78,836	$78,836	$-
Total Current Assets	78,836	78,836	-
Net Fixed Assets	3,499	3,499	-
Investment in mining rights project	648,767	648,767	-
Total Other Assets	652,266	652,266	-
Total Assets	$731,102	$731,102	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$185,073	$185,073	$-
Proceeds for common stock to be issued	1,360,000	1,360,000	-
Warrants derivative liability	30,141,599	2,729,975	(27,411,624)	(2)
Total Liabilities	31,686,672	4,275,048	(27,411,624)	(2)

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,710,341 and
29,485,341 shares issued and outstanding	29,710	29,710	-
Additional paid-in capital	39,544,989	25,253,611	14,291,378	(2)
Accumulated deficit	(23,315,973)	(23,315,973)	-
Exploration stage deficit	(47,214,296)	(5,511,294)	(41,703,002)	(2)
Total Stockholders’ Equity (Deficit)	(30,955,570)	(3,543,946)	(27,411,624)	(2)
Total Liabilities and Stockholders’ Equity (Deficit)	$731,102	$731,102	$-

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Restated 2011	Original 2011	Effect of Change

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
General and Administrative expenses	14,154,356	1,896,940	12,257,416	(2)
Total Expenses	14,154,356	1,896,940	12,257,416	(2)
Operating Loss	14,154,356	1,896,940	12,257,416	(2)
Other Income (Expense)
Warrant derivative loss	(17,974,197)	(124,945)	(17,849,252)	(2)
Interest income	1,269	1,269	-
Net Loss	$(32,127,284)	$(2,020,616)	$(30,106,668)	(2)

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
Cash Flows from Operating Activities:	2011 (Restated)	2011 (Original)	Effect of Change
Net (Loss)	$(32,127,284)	$(2,020,616)	$(30,106,668)	(2)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	1,222,626	1,222,626	-
Warrant derivative expense	30,231,613	124,945	30,106,668	(2)
Accumulated Depreciation	318	318	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in trade accounts payable	(11,620)	(11,620)	-
Increase (decrease) in accrued liabilities	-	-	-
Net Cash (Used) by Operating Activities	(684,347)	(684,347)	-

Cash Flows from Investing Activities:
Investing in fixed assets	(3,817)	(3,817)	-

Investment in mining rights project	(379,936)	(379,936)	-
Net Cash (Used) by Investing Activities:	(383,753)	(383,753)	-
Cash Flows from Financing Activities:
Proceeds from exercise of warrants for
common stock to be issued	-	-	-
Purchase treasury stock	-	-	-
Proceeds from issuance of common stock	-	-	-
Net Cash Provided by Financing Activities:	-	-	-
Net Increase in Cash	(1,068,100)	(1,068,100)	-
Cash, Beginning of Period	1,146,936	1,146,936	-
Cash, End of Period	$78,836	$78,836	$-

Note (2)
Part of the change is due to the December 31, 2010 10-K/A being amended subsequent to the June 10-Q.  Thus, part of the change in the warranty liability is due to the change which was made as part of the amended December 31, 2010 10-K/A.  The change is a result of recording the additional warrant derivative of $17,849,252 and option expense of $12,257,416.  As of June 30, 2011, due to management’s analysis, the derivative has increased by $17,974,197 for a total derivative liability of $30,141,599.  These changes affected warrant derivative liability, additional paid-in-capital, and other income

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2011
	Restated 2011	Original 2011	Effect of Changes

Assets
Current Assets
Cash	$9,660	$9,660	$-
Total Current Assets	9,660	9,660	-
Net Fixed Assets	3,181	3,181	-
Investment in mining rights project	886,753	886,753	-
Total Other Assets	889,934	889,934	-
Total Assets	$899,594	$899,594	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$91,048	$91,048	$-
Convertible notes payable and accrued interest	534,948	534,948	-
Proceeds for common stock to be issued	1,360,000	1,360,000	-
Warrants derivative liability	58,829,443	39,932,045	(18,897,398)	(3)
Total Liabilities	60,815,439	41,918,041	(18,897,398)	(3)

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,362,341 and
29,485,341 shares issued and outstanding	29,362	29,362	-
Additional paid-in capital	40,692,945	25,414,406	15,278,539	(3)
Accumulated deficit	(23,315,973)	(23,315,973)	-
Exploration stage deficit	(77,322,179)	(43,146,242)	(34,175,937)	(3)
Total Stockholders’ Equity (Deficit)	(59,915,845)	(41,018,447)	(18,897,398)	(3)
Total Liabilities and Stockholders’ Equity (Deficit)	$899,594	$899,594	$-

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Restated 2011	Original 2011	Effect of Change

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Expenses
General and Administrative expenses	15,251,089	2,304,920	12,946,169	(3)
Total Expenses	15,251,089	2,304,920	12,946,169	(3)
Operating Loss	(15,251,089)	(2,304,920)	12,946,169	(3)
Other Income (Expense)
Warrant derivative expense	(38,347,395)	(35,667,963)	(2,679,432)	(3)
Warrant derivative day one loss	(8,314,646)	-	(8,314,646)	(3)
Interest expense	(323,355)	(1,684,000)	1,360,645	(3)
Interest income	1,319	1,319	-
Net Loss	$(62,235,166)	$(39,655,564)	$(22,579,602)	(3)

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
Cash Flows from Operating Activities:	2011 (Restated)	2011 (Original)	Effect of Change
Net (Loss)	$(62,235,166)	$(39,655,564)	$(22,579,602)	(3)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	15,966,419	3,020,250	12,946,169
Warrant derivative expense	38,347,395	35,667,963	2,679,432	(3)
Warrant derivative day one loss	6,954,001	-	6,954,001	(3)
Accumulated Depreciation	636	636	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in trade accounts payable	(16,553)	(16,553)	-
Increase (decrease) in accrued interest	24,948	24,948	-
Increase (decrease) in accrued liabilities	-	-	-
Net Cash (Used) by Operating Activities	(958,320)	(958,320)	-

Cash Flows from Investing Activities:
Investing in fixed assets	(3,817)	(3,817)	-

Investment in mining rights project	(685,139)	(685,139)	-
Net Cash (Used) by Investing Activities:	(688,956)	(688,956)	-
Cash Flows from Financing Activities:
Proceeds from exercise of warrants for
common stock to be issued	-	-	-
Proceeds from notes payable	510,000	510,000	-
Purchase treasury stock	-	-	-
Proceeds from issuance of common stock	-	-	-
Net Cash Provided by Financing Activities:	510,000	510,000	-
Net Increase in Cash	(1,137,276)	(1,137,276)	-
Cash, Beginning of Period	1,146,936	1,146,936	-
Cash, End of Period	$9,660	$9,660	$-

Note (3)
Part of the change is due to the December 31, 2010 10-K/A being amended subsequent to the September 10-Q.  Thus, part of the change in the warranty liability is due to the change which was made as part of the amended December 31, 2010 10-K/A.  This change is a result of recording the additional warrant derivative and day-one loss of $10,994,078, option expense of $12,946,169 and decrease in interest expense of $1,360,645.  As of September 30, 2011, due to management’s analysis, the derivative has increased by $46,662,041 for a total derivative liability of $58,829,443.  These changes affected warrant derivative liability, additional paid-in-capital, and other income

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – OTHER SIGNIFICANT ITEMS

None

NOTE 12 – COMMON STOCK WARRANTS AND OPTIONS

As of December 31, 2011 the Company had common stock warrants outstanding of 7,950,000 and outstanding options of 7,500,000.  Warrants have a term of 5 years and options have a term of 10 years.

	Options		Warrants
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Beg Bal	5,300,000	-	6,100,000	-
Issued	2,200,000	5,300,000	2,461,000	6,100,000
Exercised	-	-	611,000	-
Cancelled	-	-	-	-
End Bal	7,500,000	5,300,000	7,950,000	6,100,000
Exercisable	5,925,000	3,275,000	7,950,000	6,100,000

The following is a summary of the Company’s stock options outstanding as of December 31, 2011, adjusted for any changes in the exercise price of the stock options:

Options Outstanding				Options Exercisable
Range of exercise price	Number Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.14 to $0.50	7,500,000	8.94 years	$0.25	5,925,000	$0.27

	Exercise Price		$0.14 to $0.50
	Term		Ten years
	Volatility		261%
	Dividends		0%

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 – SUBSEQUENT EVENTS

In February 2012, the Company entered into a contract with Andrew Barwicki, Inc. for investor relation consulting services.  The Company pays Andrew Barwicki a monthly fee along with a one-time payment of 30,000 shares of the Company’s common stock.

During the month of February the Company entered into a Letter of Intent with a privately owned gold mining company in Mato Grosso, Brazil to acquire a royalty based on gold production at an operating gold mine.  Ensurge will acquire a royalty of 17% of gold production in exchange for a one time lump sum payment.  Ensurge will also invest capital and provide new technology to increase mill throughput capacity and improve the recovery of gold in the current mill, by doing so the Ensurge royalty will increase to 41%.  Further investment by Ensurge in additional mining equipment to increase mining output will increase the royalty to 43% of gold production.

Effective March 2, 2012, the Company accepted private placement funds from accredited investors.  A total of $380,000 was received in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.  The warrants are exercisable over a term of five years. All investors were “accredited investors.”  The Company believes the sale of the units are exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 (as amended), as a private transaction not involving a public offering as well as Regulation D, Rule 506.

The Company has reviewed subsequent events from the balance sheet date through the date the financial statements were issued, and have determined there were no other events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer (principal financial officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2011, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2011 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the Company’s executive officers and directors as of December 31, 2011:

Name	Age	Director Since	Position
Jordan M. Estra	65	2010	Chief Executive Officer, President, Director
Jeff A. Hanks	45	2002	Chief Financial Officer, Secretary, Director

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

Jordan M. Estra, Chief Executive Officer, President, and Director:

Mr. Estra has had the following employment opportunities; Managing Director in the Private Equity group at Sutter Securities Incorporated, since May 2009, Managing Director at Jesup & Lamont Securities, Inc., from April 2007 to April 2009, Senior Vice President for Dawson James Securities, Inc., from September 2006 to March 2007 and Managing Director at Stanford Financial Group, from June 2003 to September 2006.  He has focused on raising capital for emerging natural resource companies.  Mr. Estra has been a leading research analyst and global metals/mining team leader for a number of major investment banks, including SG Warburg (now UBS), Merrill Lynch and BT Alex Brown (now Deutsche Bank). He began his career in the resources industry, at AMAX Inc., a global natural resources leader with interests in precious metals, copper, lead, zinc, coal, oil & gas, molybdenum, tungsten and iron ore.  Mr. Estra held a number of positions in finance, marketing and strategic business development.

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

Jordan M. Estra was appointed President and Chief Executive Officer on July 1, 2010.  He received compensation of $225,000, common stock and options valued at $7,131,802 for the year ended December 31, 2011. He received compensation of $93,750, common stock and options valued at $487,463 for the year ended December 31, 2010.

Jeff A. Hanks served as President of the Company until December 2009 and is currently the Chief Financial Officer.  During 2011 he received compensation of $150,000, common stock and options valued at $7,131,802 for that time period.  During 2010 he received compensation of $87,000, common stock and options valued at $417,463 for that time period.  He did receive 400,000 shares of common stock in June 2009 in exchange for accrued compensation.

The value of the stock and options above were based on the market price at the date they were granted.

No other officer of the company was compensated in excess of $100,000.

Michael B. Campbell was appointed President and Chief Executive Officer during the month of December 2009 and served through June 1, 2010, when he resigned.  He received compensation of $75,000 during this time period.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, 2010 and 2009):

Summary Compensation Table
		Annual Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified	All Other Compensation	Total
		($)		($) (3)	($) (3)	($)	Deferred	($)(4)	($)
							Compensation
							Earnings ($)

Jordan Estra,	2011	225,000	-0-	-0-	7,131,802	-0-	-0-	8,520	7,365,322
CEO/	2010	93,750	-0-	140,000	347,463	-0-	-0-	-0-	581,213
President(1)

Michael Campbell,	2010	75,000	-0-	-0-	-0-	-0-	-0-	-0-	75,000
CEO/
President(2)

Jeff Hanks,	2011	150,000	-0-	-0-	7,131,802	-0-	-0-	8,400	7,290,202
CFO	2010	87,000	-0-	70,000	347,463	-0-	-0-	-0-	504,463

Jeff Hanks, President(5)	2009	-0-	-0-	1,000	-0-	-0-	-0-	-0-	1,000

(1) Mr. Estra was appointed as President and Chief Executive Officer in July 2010.
(2) Mr. Campbell was appointed as a member of the Board of Directors of the Company and as its President and Chief Executive Officer in December 2009; he resigned June 30, 2010.  Mr. Hanks resigned as President of the Company in December 2009 but continued as its Chief Financial Officer.
(3) This column represents the aggregate grant date fair value of the awards granted in 2011, 2010 and 2009, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, forfeitures and expected term.  Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.
(4) This column represents health insurance payments.
(5) Salaries for Mr. Hanks for 2009, 2008, and 2007 were earned and accrued and paid with common stock in 2009.

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

Employment Contracts and Termination of Employment and Change in Control Arrangement

We have entered into two contracts with our management.  The employment agreements are for a term of three years and automatically renew on the anniversary date for an additional one year period until terminated on thirty days written notice form Ensurge or the employee.  Our CEO will receive an annual salary of $225,000 and our CFO will receive an annual salary of $150,000 both subject to yearly adjustment by the board or compensation committee.  The contracts also allow for yearly bonuses and stock options at the discretion of the board or compensation committee.  If there is a change of control and the CEO or CFO is terminated within the twelve months following such change of control, the CEO or CFO, as the case may be, will receive twenty four months of his salary from the date of such termination. Unless terminated for cause, the CEO or CFO will receive twenty four months of his annualized salary.  Cause is defined as gross negligence, felony conviction fraud, embezzlement or willful and material violations of Ensurge policy which is not corrected.

Outstanding Equity Awards At Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive planawards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive planawards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jordan Estra	1,600,000 1,300,000	700,000	None	$0.14 $0.50	Nov 2020 June 2021	None	None	None	None
Jeff Hanks	1,600,000 1,300,000	700,000	None.	$0.14 $0.50	Nov 2020 June 2021	None.	None.	None.	None.

Benefit Plans

On April 21, 2010, the Company adopted an Equity Incentive Plan.  The Company has not adopted any retirement, pension, or profit sharing for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2012, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Officers and Directors As a Group (two)	2,600,200	7.9%
Jordan M. Estra 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	1,700,000	5.1%
Jeff A. Hanks 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	900,200	2.7%
Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent Of Class
Steve Heard 4003 West Tacon Street Tampa, FL 33629	3,007,650	9.1%
Puremax, Inc. 4003 West Tacon Street Tampa, FL 33629	5,000,000	15.1%
Barrington Capital Partners, Inc. 830 West RT 22, Suite 153 Lake Zurich, IL 60047	3,367,251	10.2%
Wasatch Property Development, Inc. 35 W. Broadway, Suite #104 Salt Lake City, UT 84101	3,064,020	9.3%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: the aggregate audit and review fees billed for fiscal years ending 2011 and 2010 were respectively, $15,000 and $14,800.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Company’s annual financial statements and review of financial statements.

Audit-Related Fees:  None.

Tax Fees: the aggregate tax fees billed for fiscal years ending 2011 and 2010 were respectively, $1,250 and $700.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, which were for the completion of the Company’s year end tax return.

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

ENSURGE, INC.

April 16, 2012	By:	/s/ JORDAN M. ESTRA
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JORDAN M. ESTRA	April 16, 2012
Jordan M. Estra President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	April 16, 2012
Jeff A. Hanks Chief Financial Officer and Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Ensurge Inc. *
3.2	Bylaws of Ensurge Inc. *

31.1	Certification of Jordan M. Estra pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated herein by reference.

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation