Form 10-Q
period 2012-03-31
ENSURGE INC
filed 2012-05-14
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54460

ENSURGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1001 Brickell Bay Drive, 27th Floor
Miami, Florida 33131
(Address of principal executive offices)

(888) 978-9994
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

There were 33,138,726 shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2012.

ENSURGE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited) as of March 31, 2012 and December 31, 2011	3

Statements of Operations
(Unaudited) for the Three Months Ended March 31, 2012 and 2011 and
from inception of exploration stage to March 31, 2012	4

Statements of Cash Flows (Unaudited)
for the Three Months Ended March 31, 2012 and 2011 and
from inception of exploration stage to March 31, 2012	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosure	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	12

PART I -                 FINANCIAL INFORMATION

Item 1.    Financial Statements
ENSURGE, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$374,017	$214,517

Total Current Assets	374,017	214,517

Fixed assets (net of depreciation)	56,307	57,936

Total Other Assets	56,307	57,936

Total Assets	$430,324	$272,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$55,751	$36,214
Accrued interest	45,833	18,333
Notes payable	1,100,000	1,100,000
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	3,247,109	11,128,157

Total Current Liabilities	5,808,693	13,642,704

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 33,138,726 and 32,348,726 shares outstanding, respectively	33,138	32,348
Additional paid-in-capital	47,383,386	46,494,730
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(29,478,920)	(36,581,356)

Total Stockholders' Deficit	(5,378,369)	(13,370,251)

Total Liabilities and Stockholders' Deficit	$430,324	$272,453

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FROM
INCEPTION OF EXPLORATION STAGE JANUARY 1, 2010 THROUGH MARCH 31, 2012
(UNAUDITED)

	For the Three Months Ended		From Inception of
	March 31,		Exploration Stage
			January 1, 2010
			through
	2012	2011	March 31, 2012

Sales	$-	$-	$-

Expenses
General and administrative	960,206	1,308,395	21,108,645

Total Expenses	960,206	1,308,395	21,108,645

Operating Loss	(960,206)	(1,308,395)	(21,108,645)

Other income (expense)

Gain (Loss) on derivative	8,090,003	(7,983,331)	4,760,571
Derivative day-one loss	-	-	(11,970,479)
Interest expense	(27,500)	-	(1,163,833)
Interest income	139	856	3,466

Net Income (Loss)	$7,102,436	$(9,290,870)	$(29,478,920)

Basic and Diluted Net Gain (Loss) Per Common Share	$0.22	$(0.31)

Basic and Diluted Weighted Average Common Shares Outstanding	32,689,605	29,548,448

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

			From Inception of
	For the Three Months Ended		Exploration Stage
	March 31,		January 1, 2010
			Through
	2012	2011	March 31, 2012
Cash Flows From Operating Activities
Net income (loss)	$7,102,435	$(9,290,870)	$(29,478,920)
Adjustments to reconcile net income to net cash used in operating activities:
Common stock and options issued for services	718,402	89,647	18,871,175
(Gain) Loss on warrant derivative	(8,090,003)	8,897,086	(4,815,570)
Derivative day-one loss	-	-	11,970,479
Depreciation expense	1,629	-	2,583
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	19,537	(44,776)	47,065
Increase (decrease) in accrued liabilities	27,500	-	31,095

Net Cash Used in Operating Activities	(220,500)	(348,913)	(3,372,093)

Cash Flows From Investing Activities
Investment in fixed assets	-	-	(58,890)
Investment in mining rights project	-	(220,458)	-

Net Cash Provided (Used) by Investing Activities	-	(220,458)	(58,890)

Cash Flows From Financing Activities
Proceeds from notes payable	-	-	1,600,000
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock with warrants	380,000	-	1,405,000

Net Cash Provided (Used) by Financing Activities	380,000	-	3,805,000

Net Increase (decrease) in Cash	159,500	(569,371)	374,017

Cash at Beginning of Period	214,517	1,146,936	-

Cash at End of Period	$374,017	$577,565	$374,017

Non-Cash Investing and Financing Activities:
Investing in mining rights in accounts payable	-	69,494	-

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
Notes to Financial Statements (Unaudited)
March 31, 2012

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2012, and its results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $5,434,676 at March 31, 2012. During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $894,900 in a private placement.  The Company received $1,360,000 for exercise of warrants to purchase 5,600,000 shares of the Company’s common stock.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  Proceeds were used to repay the $500,000 August 2011 note. These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.

Effective March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.  The proceeds of the financing are being used by the Company to fund the exploration for gold mines or to acquire relating mining assets, either directly or through one or more partnerships or joint ventures, in Brazil or elsewhere in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of March 31, 2012, the Company had a total of 8,330,000 warrants outstanding which all have a 5 year term.  As of March 31, 2012, the Company had a total of 7,500,000 options of which

5,925,000 have vested and none have been exercised.  The options are all 10 year options with an exercise price ranging from $0.14 to $0.50.

Warrants:

The Company has granted warrants to purchase shares of Common Stock.

Warrants outstanding and exercisable at March 31, 2012 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.14 to $1.00	8,330,000	4.12 years	$0.49	$4,081,700

Recently-Enacted Accounting Standards

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

NOTE 3 – ISSUANCE OF STOCK

In February 2012, the Company entered into a contract with Andrew Barwicki, Inc. for investor relation consulting services.  The Company pays Andrew Barwicki a monthly fee of $3,600 along with a one-time payment of 30,000 shares of the Company’s common stock valued at $0.50 per share.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

When used in this discussion, the words “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.

Recent Development and Business Plan

The Company is pursuing opportunities in the gold mining industry, with emphasis on opportunities in South America.  Though several mining opportunities have been reviewed and rejected by the Company, research and investigation of mining opportunities is on-going.

During this current quarter the Company has entered into a non-binding letter of intent with a privately owned gold mining company in Brazil to acquire a royalty on gold production in exchange for investment of capital and to provide new technical improvements.  The company is in the process of completing its due diligence for this project.  Until this is completed and a definitive agreement is in place, neither entity has any obligations to one another.

On May 8th the Company issued a press release stating that the Company has entered into a Heads of Agreement with Amery Trading, LLC to mine gold in Suriname.  Ensurge will provide capital and technology to the project, while Amery will provide access to 7,500 hectares in Sara Creek, Suriname.  Ensurge will recover all capital costs advanced on the project from 50% of net cash flow, with the remainder of the net cash flow to be split equally between the two parties.  Ensurge will provide test equipment for the project to determine the optimal equipment for the geologic environment at concession.  Based on the results of the test program, Ensurge will determine to move forward with the project or not.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

The Company had no revenues for the three months ended March 31, 2012 and 2011.  The Company is currently reviewing several projects and is awaiting completion of engineering results to determine the feasibility of each project, including capital equipment and operating costs.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were $960,206 and $1,308,395, respectively.  These costs are made up of engineering and drilling costs for projects, audit, legal, and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in Brazil.  The decrease from 2012 to 2011 is mainly due to engineering costs of $315,000, which were incurred in 2011 for exploration of land pursuant to various LOI’s that the Company entered into in 2011 and which after conducting its due diligence and testing of land to determine whether there was an opportunity to mine for gold, the Company determined not to pursue definitive agreements.

Interest expense was $27,500 and $0 for the three months ended March 31, 2012 and 2011, respectively.  The interest expense is loan interest from the notes payable the Company has incurred over the past year.

Interest income for the three months ended March 31, 2012 and 2011 were, respectively, $138 and $856.  This income is from interest bearing cash bank accounts.

The warrant derivative income or expense for the three months ended March 31, 2012 and 2011 were, respectively, a gain of $8,090,003 and a loss of $7,983,331.  This income and expense is due to change in value of the warrants derivative liability, which is determined from the stock price, from January to March 2012 and 2011.

Liquidity and Capital Resources

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.

The Company has financed its operations to date primarily through private placements of equity securities and convertible debt instruments.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  From the beginning of 2010 through March 31, 2012 the Company sold an aggregate of 8,941,000 warrants and 3,860,000 shares of common stock for $2,765,000.  As part of this transaction the warrants have been paid for and exercised, but the common stock has not been requested, thus the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $3,247,109, which valuation is determined on a quarterly basis based on the price of the common stock.  This has created a working capital deficit in the amount of $5,434,676.   Neither of these amounts will be paid out in cash, but are equity transactions.  Thus, by taking those amounts out, the adjusted working deficit is $827,567.

We expect that these funds will be sufficient to allow the Company to operate for approximately 6 months, due to the majority of the Companies expenses being paid in stock or options.  However, in the event the company’s expenses increase it may only be able to operate for approximately 4 months.  If the Company is unable to obtain additional funds to operate it will decrease its operations until such time that it is able to obtain additional financing for its operations.

The Company has made progress in creating relationships with Corporate and Tax Council, Banks, and Engineering firms within Brazil.  The Company is continuing to look for appropriate opportunities in Brazil and South America. We will have to raise additional capital to fund current and future projects and would anticipate dilution to current investors as we close on additional equity capital.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net losses from operations since it adopted its new business plan in January 2010, and it has limited liquidity.  Management anticipates that the Company will be dependent, for the near future, on additional capital to fund its operating expenses and business operations. Management anticipates that the Company will need additional funding in order to continue its business operations.  While the Company is continuing to look for new financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company.  Failure to generate significant revenues or to raise additional capital would have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and would adversely affect its ability to continue operating as a going concern.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control:

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

We have not engaged in any mining activities except for taking core samples, which were taken by a 3rd party consulting firm and consequently we have no mining safety issues.

Item 5.  Other Information

On April 30, 2012 the Company issued a press release concerning the signing of a non-binding letter of intent with a privately owned gold mine in Brazil

On May 8, 2012 the Company issued a press release concerning the signing of a non-binding Heads of Agreement with Amery Trading to mine gold in Suriname.

Item 6.  Exhibits.

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

	99.1	Press release brazil

	99.2	Press release Amery

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

	101.INS	XBRL Instance

	101.XSD	XBRL Schema

	101.CAL	XBRL Calculation

	101.DEF	XBRL Definition

	101.LAB	XBRL Label

	101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSURGE, INC.

May 14, 2012	By:	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
May 14, 2012	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)