Form 10-Q
period 2012-09-30
ENSURGE INC
filed 2012-11-13
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 33,138,726 shares of common stock, $0.001 par value, issued and outstanding as of November 12 2012.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets
(Unaudited) as of September 30, 2012 and December 31, 2011	3

Statements of Operations
(Unaudited) for the three and nine months ended September 30, 2012 and 2011 and from inception of exploration stage to September 30, 2012	4

Statements of Cash Flows
(Unaudited) for the nine months ended September 30, 2012 and 2011 and from inception of exploration stage to September 30, 2012	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosure	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

PART I -   FINANCIAL INFORMATION

Item 1.     Financial Statements

Ensurge, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash	$28,051	$214,517

Total Current Assets	28,051	214,517

Fixed assets (net of depreciation)	51,737	57,936

Total Other Assets	51,737	57,936

Total Assets	$79,788	$272,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$173,612	$36,214
Accrued wages	93,750	-
Accrued interest	100,833	18,333
Notes Payable	1,100,000	1,100,000
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	2,061,891	11,128,157

Total Current Liabilities	4,890,086	13,642,704

Stockholders' Deficit
Common stock-$0.001 par value; 100,000,000 shares authorized; 33,138,726 and 32,348,726 shares outstanding, respectively	33,139	32,348
Additional paid-in-capital	48,790,188	46,494,730
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(30,317,652)	(36,581,356)

Total Stockholders' Deficit	(4,810,298)	(13,370,251)

Total Liabilities and Stockholders' Deficit	$79,788	$272,453

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	For the Three Months		For the Nine Months		From Inception of
	Ended September 30,		Ended September 30,		Exploration Stage
					January 1, 2010
					Through
	2012	2011	2012	2011	September 30, 2012

Sales	$-	$-	$-	$-	$-

Expenses
General and administrative	936,098	1,096,733	2,929,234	15,251,089	23,077,673

Total Expenses	936,098	1,096,733	2,929,234	15,251,089	23,077,673

Operating Loss	(936,098)	(1,096,733)	(2,929,234)	(15,251,089)	(23,077,673)

Other income (expense)

Gain (Loss) on derivative	11,133	(20,373,198)	9,275,221	(38,347,395)	6,000,788
Derivative day-one loss	-	-	-	(8,314,646)	(11,970,479)
Interest expense	(27,500)	-	(82,500)	(323,355)	(1,273,333)
Interest income	19	50	217	1,319	3,545

Net Income (Loss)	$(952,446)	$(21,469,881)	$6,263,704	$(62,235,166)	$(30,317,652)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.03)	$(0.72)	$0.19	$(2.09)

Basic and Diluted Weighted Average Common Shares Outstanding	32,962,266	29,710,341	32,962,266	29,710,341

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

			From Inception of
	For the Nine Months Ended		Exploration Stage
	September 30,		January 1, 2010
			through
	2012	2011	September 30, 2012
Cash Flows From Operating Activities
Net income (loss)	$6,263,704	$(62,235,166)	$(30,317,652)
Adjustments to reconcile net income (loss) in to net cash used in operating activities:
Common stock and options issued for services	2,125,204	15,966,419	20,277,978
Warrant derivative liability	(9,275,221)	38,347,395	(6,000,788)
Derivative day-one loss	-	6,954,001	11,970,479
Accumulated Depreciation	6,199	636	4,868
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	137,398	(16,553)	164,926
Increase (decrease) in accrued interest	82,500	24,948	82,500
Increase (decrease) in accrued liabilities	93,750	-	97,345
Net Cash Used in Operating Activities	(566,466)	(958,320)	(3,718,059)

Cash Flows From Investing Activities
Investing in fixed assets	-	(3,817)	(58,890)
Investment in mining rights project	-	(685,139)	-
Net Cash Provided (Used) by Investing Activities	-	(688,956)	(58,890)

Cash Flows From Financing Activities
Proceeds from notes payable	-	510,000	1,600,000
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	380,000	-	1,405,000
Net Cash Provided (Used) by Financing Activities	380,000	510,000	3,805,000

Net Increase (decrease) in Cash	(186,466)	(1,137,276)	28,051

Cash at Beginning of Period	214,517	1,146,936	-
Cash at End of Period	$28,051	$9,660	$28,051

Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
September 30, 2012

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2012, and its results of operations and cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations for the nine months ended September 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $4,862,035 at September 30, 2012. A large part of the deficit is due to outstanding warrants and warrant derivatives. Without the warrant derivatives the adjusted working capital deficit is $2,800,144.

During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $894,900 in a private placement.  The Company received $1,360,000 for exercise of warrants to purchase 5,600,000 shares of the Company’s common stock.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  Half of the proceeds were used to repay the $500,000 August 2011 note. These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Notes may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.  Interest upon default will be charged at 18% per annum, compounded daily.  The notes are due on November 15, 2012.

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

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of September 30, 2012, the Company had 8,330,000 warrants outstanding which all have a 5 year term.  As of September 30, 2012, the Company had a total of 7,500,000 options of which 5,925,000 are vested and none have been exercised.  The options are all 10 year options with an exercise price ranging from $0.14 to $0.50.

Warrants:

The Company has granted warrants to purchase shares of Common Stock.

Warrants outstanding and exercisable at September 30, 2012 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.14 to $1.00	8,330,000	3.62 years	$0.49	$4,081,700

Options:

The Company has granted options to purchase shares of Common Stock.

Options outstanding and exercisable at September 30, 2012 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable

$0.14 to $0.50	7,500,000	8.35 years	$0.25	5,925,000

Recently Enacted Accounting Standards

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2012-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Going Concern - Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Notes to the financial statements, we have no revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Per the Agreement, Ensurge is required to construct a new gold recovery mill with the purpose of bringing new technology to the current process, which is expected to increase the rate of gold recovery.  The new mill will process approximately 400 tons of ore per day, with the expectation of increasing gold recovery to over 50%.  The construction of the new mill is expected to be completed within 12 months from the initial ordering of equipment.  Once the mill is completed and running as expected, the royalty payment will be increased to forty-one percent (41%). The mill and its equipment will belong to Ensurge.

Ensurge may acquire additional mining equipment (ie. trucks, excavators, etc.) to increase the daily mine production.  Once this additional mining equipment is in place and in operation, the royalty payment will be increased to forty-three percent (43%).

Metais is required to continue to operate and manage the current mining operations for the next three years.  If at any time Metais desires to terminate or sell the mine operation, Ensurge has first right of refusal to purchase and/or continue the mining operations.   The term of the Agreement runs for the life of the mine operations by Metais.  The company has obtained a 30 day extension to this agreement.

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

Metais is required to continue to operate and manage the current mining operations for the next three years. If at any time Metais desires to terminate or sell the mine operation, Ensurge has first right of refusal to purchase and/or continue the mining operations. The term of the Agreement runs for the life of the mine operations by Metais.  The company has obtained a 30 day extension to this agreement.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

The Company had no revenues for the three and nine months ended September 30, 2012 and 2011.  The Company is currently reviewing several projects and is awaiting completion of engineering results to determine the feasibility of each project, including capital equipment and operating costs.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were, respectively, $936,098 and $1,096,733.  General and administrative expenses for the nine months ended September 30, 2012 and 2011 were, respectively, $2,929,234 and $15,251,089.  These costs are made up of engineering and drilling costs for projects, audit, legal, option expense and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in Brazil.

The warrant derivative income or expense for the three months ended September 30, 2012 and 2011 were, respectively, a gain of $11,133 and a loss of $20,373,198.  This income and expense is due to change in value of the warrants derivative liability, which is determined primarily from the change of closing stock price from June to September 2012 and 2011.  The warrant derivative income or expense for the nine months ended September 30, 2012 and 2011 was, respectively, a gain of $9,275,221 and a loss of $38,347,395.  This income and expense is due to change in value of the warrants derivative liability, which is determined primarily from the change of closing stock price from January to September 2012 and 2011.

Interest expense was $27,500 and $0 for the three months ended September 30, 2012 and 2011, respectively. Interest expense was $82,500 and $323,355 for the nine months ended September 30, 2012 and 2011, respectively. The interest expense is loan interest from the notes payable the Company has incurred during 2012 and 2011.

Interest income for the three months ended September 30, 2012 and 2011 was, respectively, $19 and $50.  Interest income for the nine months ended September 30, 2012 and 2011 was, respectively, $217 and $1,319.  This income is from interest bearing bank accounts.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and convertible debt instruments.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  From the beginning of 2010 through March 31, 2012 the Company sold an aggregate of 8,941,000 warrants and 3,860,000 shares of common stock for $2,765,000.  As part of this transaction the warrants have been paid for and exercised, but the common stock has not been requested, thus the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $2,061,891, which valuation is determined on a quarterly basis based primarily on the price of the common stock.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  These notes may be converted at a fixed price of $1.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $1.50 per share or 80% of the current market bid price, whichever is lower.  Interest upon default will be charged at 18% per annum, compounded daily.  The notes are due on November 15, 2012.

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

We expect these funds will allow the Company to operate for approximately 7 months, due to the majority of the Companies expenses being paid in stock or options.  If the Company is unable to obtain additional funds to operate it will decrease its operations until such time that it is able to obtain additional financing for its operations.  Additional funds of at least $2,000,000 will be required to close the transaction with Metais described above under “Recent Developments and Business Plan”.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 5.  Other Information

There were no other items to be reported under Part II of this report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

	101.INS	XBRL Instance

	101.XS	XBRL Schema

	101.CAL	XBRL Calculation

	101.DEF	XBRL Definition

	101.LAB	XBRL Label

	101.PRE	XBRL Presentation

(b)	Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ensurge, Inc.

November 13, 2012	/s/ Jordan M. Estra
Jordan M. Estra, Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)