Form 10-K
ENSURGE INC
filed 2013-05-17
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

ENSURGE, INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

1046 East University Mesa, Arizona (Address of Principal Executive Offices)	85203121 (Zip Code)

Issuer's Telephone Number 480-459-5833

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $8,284,682.  The registrant had issued and outstanding 34,038,726 shares of its common stock on May 16, 2013.

ENSURGE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Since the time of that transition, Ensurge has raised $2.7 million from new equity investors and $1.3 million in debt to enable management to begin the implementation of the business plan.

The plan focuses on ownership or royalty rights to operating mines by providing financing needs, purchasing new equipment or a combination of both with the establishment of contractual agreements to construct metallurgical plants to recover gold.  After extensive evaluation of gold mining in numerous regions of Brazil, Ensurge has settled on the Cuiaba Gold Belt in Mato Grosso State to implement its strategy.

Gold was first discovered in Cuiaba in 1719 and mining has been ongoing since that time along an important geological structure that runs 100 miles from Cuiaba southwest to Pocone, on the edge of the Pantanal (perhaps the world’s largest wetlands area).  There are over 50 currently operating gold mines along the Cuiaba Gold Belt.  Primarily only small family owned companies known locally as Garimpeiros operated in the region.

The gold formations along the Cuiaba Gold Belt are quartz veins that outcrop and dip at approximately 30 degrees from the surface.  In addition to the primary vein structures, there are also perpendicular veins that appear to have been formed during periods of secondary stress.

The gold is typically found at the contact of the quartz veins and the host rock and presents itself as “free” gold.  Grain size is often very fine (40% less than 100 mesh and 20% less than 200 mesh), with the remainder characterized as “coarse gold”.  Owing to the unusual grain size distribution of the gold, recovery of the gold in these mines has been very low, typically 25-50%.  The crude methods of gold recovery, utilizing hammer mills and ball mills to crush the ore and cyclones and centrifuges to concentrate the ore and finally mercury amalgamation to recover gold, have been responsible for the poor recoveries.

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

Employees

As of December 31, 2012, the Company has 2 fulltime employees and 1 part time employee.

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

With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2012, the Company’s business has not shown a profit in operations and has generated no revenue.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding with milestones of at least $5,000,000 in 2013.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

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

During 2012 the price of gold continued to increase, however, there is no certainty that it will maintain these prices.  Our business plan provides some ability to offset the decrease in the price of gold, but if it drops to a certain price level it will make our operations difficult to continue profitably.

We conduct business internationally, which exposes us to additional risks

Our international operations expose us to certain additional risks, including:

•	Different political and regulatory conditions;

•	Currency fluctuations;

•	Adverse tax consequences;

•	Difficulty in staffing international subsidiary operations;

•	Dependence on other economies;

ITEM 2.	PROPERTIES

The Company does not own any real property and uses executive office space.  The address is 1046 East University, Mesa, Arizona 85203.  Currently monthly rent obligations are less than $1,000 per month and we are on a month to month basis.  The Company’s management believes its current office facility is sufficient for its current operations.  As we expand operations to Brazil, we may look to opening offices in Brazil, but do not anticipate any offices until we commence construction and/or production from a tailings operation.

ITEM 3.	LEGAL PROCEEDINGS

On March 25, 2013 a Complaint was filed against Ensuge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18, 627, respectively.  These are liabilities, which are part of accounts payable, for services performed, however, due to lack of funding the Company has not been able to pay these amount owed.

We are not currently aware of any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

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

	HIGH	LOW
2012
First Quarter	$1.05	$0.25
Second Quarter	0.40	0.16
Third Quarter	0.25	0.14
Fourth Quarter	0.25	0.06

2011
First Quarter	$4.25	$2.00
Second Quarter	7.90	2.00
Third Quarter	10.01	2.00
Fourth Quarter	6.50	0.51

Approximate Number of Equity Security holders

On April 30, 2013 there were 406 stockholders of record of the Company’s common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of stockholders represented by these record holders.  As of May 8, 2013, our common stock had a bid and ask price of $0.02 and $0.03.

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

During November 2012 the Company negotiated an extension of its notes payable of $1,100,000.  As payment to extent these two notes the Company issued a total of 900,000 shares to the note holders.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We had no revenues for 2012 and 2011.  During 2012, the Company entered into a letter of intent with a mine owner in Pocone, Mato Grosso, Brazil, which was subject to funding the project prior to year end.  The Company has not been able to secure funding and the letter of intent has expired.  The Company is continuing to seek funding and once established will work to reestablish a new letter of intent.  However, it has been very difficult to raise capital with in the current markets.

The Company is continuing to look for opportunities to create revenue, which included pursuing acquisitions or joint ventures.

General and administrative expenses for the year ended December 31, 2012 and 2011 were $9,501,196 and $17,013,472, respectively.  These costs are made up of audit, legal, salary and consulting fees, along with travel expenses looking for acquisitions.

Interest expense was $498,937 and $1,191,333 for the years ended December 31, 2012 and 2011, respectively.  All of the interest expense is loan interest from the notes payable the Company has incurred over the years.  Included in the interest expense are warrants that were given as part of the loan agreement.  The warrants were valued at the current market price as of the date of loans.

Interest income for the year ended December 31, 2012 and 2011 were, respectively, $230 and $1,492.  This income is from interest bearing cash bank accounts.

The warrant derivative income or expense for the years ended December 31, 2012 and 2011 were, respectively, gain of $10,433,970 and of $6,317,140.  The warrant derivative day-one loss for the years ended December 31, 2012 and 2011 were, respectively, $0 and $9,608,171.

Liquidity and Capital Resources

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.  With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2012, the Company’s business has not shown a profit in operations and has generated no revenue.  If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.  Our current and planned operations contemplate funding with milestones of at least $5,000,000 in 2013.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

The Company has financed its operations to date primarily through private placements of equity securities and current sales.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $1,025,000 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  The holder of these warrants may at any time exercise the warrants for common stock with no additional cash outlay.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.  During October 2011 the Company entered into a 12 month note payable for $1,100,000, which proceeds were used to pay off early the 90 day note and operating capital.  March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.  During November 2012 the Company entered into several 12 month notes payable for an aggregate of $150,000.  During November 2012, the Company negotiated an extension of two notes payable.  The principal was increased from $550,000 to $756,250, or a total of $1,512,500.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.  This inflow of cash will be used by the Company for research and develop mining ventures in South America.

The Company has made progress in creating relationships with Corporate and Tax Council, Banks, and Engineering firms within Brazil.  We will have to raise additional capital to fund projects and would anticipate dilution to current investors as we seek additional equity capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The following constitutes a list of Financial Statements included in Part III of this Report beginning at page 16 of this Report:

ENSURGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ANDERSON BRADSHAW PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

Abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Ensurge, Inc.

We have audited the accompanying consolidated balance sheets of Ensurge, Inc., (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2012 and 2011, and the period from January 1, 2010 (inception of exploration stage) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ensurge, Inc. as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and the period from January 1, 2010 (inception of exploration stage) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Anderson Bradshaw PLLC

Salt Lake City, Utah

May 17, 2013

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash	$15,252	$214,517

Total Current Assets	15,252	214,517

Fixed assets (net of depreciation)	49,451	57,936

Total Other Assets	49,451	57,936

Total Assets	$64,703	$272,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$171,750	$36,214
Accrued liabilities	171,875	-
Accrued interest payable	14,771	18,333
Notes payable	1,662,500	1,100,000
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	903,142	11,128,157

Total Current Liabilities	4,284,038	13,642,704

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 34,038,726 and 32,348,726 shares outstanding, respectively	34,038	32,348
Additional paid-in-capital	55,209,889	46,494,730
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(36,147,289)	(36,581,356)

Total Stockholders' Deficit	(4,219,335)	(13,370,251)

Total Liabilities and Stockholders' Deficit	$64,703	$272,453

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2012	2011	December 31, 2012

Sales	$-	$-	$-

Expenses
General and administrative	9,501,196	17,013,472	29,649,635

Total Expenses	9,501,196	17,013,472	29,649,635

Operating Loss	(9,501,196)	(17,013,472)	(29,649,635)

Other income (expense)

Gain (Loss) on derivative	10,433,970	6,317,140	7,159,537
Derivative day-one loss	-	(9,608,171)	(11,970,479)
Interest expense	(498,937)	(1,191,333)	(1,690,270)
Interest income	230	1,492	3,558

Net Income (Loss)	$434,067	$(21,494,344)	$(36,147,289)

Basic Net Gain (Loss) Per Common Share	$0.01	$(0.73)

Basic Weighted Average Common Shares Outstanding	33,006,622	29,548,448

Diluted Net Gain (Loss) Per Common Share	(0.01)	(0.53)

Diluted Weighted Average Common Shares Outstanding	41,358,316	40,298,726

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION OF EXPLORATION STAGE
JANUARY 1, 2010 TO DECEMBER 31, 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2010, Inception of Exploration Stage	26,035,341	$26,035	$23,266,514	$(23,315,973)	$(23,424)

Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	1,049,150	-	1,051,500
Purchase and cancel
treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	1,152,469	-	1,152,469
Warrants	-	-	(213,521)	-	(213,521)
Net (Loss)	-	-	-	(15,087,012)	(15,087,012)

Balance - December 31, 2010	29,485,341	29,485	26,088,412	(38,402,985)	(12,285,088)

Stock issued as exercise of warrants	2,986,385	2,986	5,396,791	-	5,399,777
Stock issued for services	252,000	252	745,548	-	745,800
Stock cancelled	(375,000)	(375)	375	-	-
Option expense	-	-	14,263,604	-	14,263,604
Net (Loss)	-	-	-	(21,494,344)	(21,494,344)

Balance - December 31, 2011	32,348,726	$32,348	$46,494,730	$(59,897,329)	$(13,370,251)

Stock sold for cash	760,000	760	170,284	-	171,044
Stock issued for services	30,000	30	14,970	-	15,000
Stock issued for interest expense	900,000	900	89,100	-	90,000
Option expense	-	-	8,440,805	-	8,440,805
Net Income	-	-	-	434,067	434,067

Balance - December 31, 2012	34,038,726	$34,038	$55,209,889	$(59,463,262)	$(4,219,335)

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			From Inception of
			Exploration Stage
			January 1, 2010
			Through
	2012	2011	December 31, 2012
Cash Flows From Operating Activities
Net loss	$434,067	$(21,494,344)	$(36,147,289)
Adjustments to reconcile net gain to net cash used in operating activities:
Common stock and options issued for services	8,455,805	16,078,905	26,738,679
Warrant derivative liability	(10,433,971)	(6,317,140)	(7,159,538)

Amortization of debt discount	110,000	-	110,000
Stock issued for interest	90,000	-	90,000
Non-cash interest expense	302,500	-	302,500
Derivative day-one loss	-	9,608,171	11,970,479

Depreciation expense	8,485	954	9,439
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	135,536	(179,237)	163,064
Increase (decrease) in accrued expenses	(3,562)	-	(3,562)
Increase (decrease) in accrued liabilities	171,875	18,333	171,875
Net Cash Used in Operating Activities	(729,265)	(2,284,358)	(3,750,758)
Cash Flows From Investing Activities
Investment in fixed assets	-	(58,890)	(58,890)
Investment in mining rights project	-	310,829	-
Net Cash Provided (Used) by Investing Activities	-	251,939	(58,890)
Cash Flows From Financing Activities
Proceeds from notes payable	150,000	1,600,000	1,750,000
Repayments of notes payable	-	(500,000)	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	380.000	-	1,274,900
Net Cash Provided (Used) by Financing Activities	530,000	1,100,000	3,824,900
Net Increase (decrease) in Cash	(199,265)	(932,419)	15,252
Cash at Beginning of Period	214,517	1,146,936	-
Cash at End of Period	$15,252	$214,517	$15,252

Non-Cash Investing and Financing Activities
None

The accompanying notes are an integral part of these financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception and has a working capital deficiency of $4,219,335 at December 31, 2012. The Company has issued a private placement memorandum to obtain investors.  During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $894,900 in a private placement.  The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement.  In August 2011 the Company entered into a 90 day note payable in the amount of $500,000.  During October 2011 the Company entered into a two 12 month notes payable for an aggregate of $1,100,000, which proceeds were used to pay off early the 90 day note and operating capital.  During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013.  The principal was increase from $550,000 per note to $756,250, or a total of $1,512,500.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.

March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.  During November 2012 the Company entered into several 12 month notes payable for an aggregate of $150,000. The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration of acquisitions in Brazil.

Principles of Consolidation – The financial statements have been consolidated with its wholly owned subsidiary, Ensurge Brazil, LTDA., which was incorporated in Sao Paulo, Brazil on April 18, 2011.  Currently the Brazil entity has no assets, liabilities, revenues or expenses.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Stock-Based Compensation – Effective January 1, 2006, the Company adopted, “Share-Based Payment” (ASC Topic 718) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. There were no options granted during the year ended December 31, 2012 and 2,200,000 options were granted during the year ended December 31, 2011.  As part of the granting of these options and previous options vesting or time, there was recorded a cost of $8,440,804 and $14,263,604 and as payroll expense for the year ending December 31, 2012 and 2011, respectively.  These expenses were stock-based compensation resulting from the application of ASC Topic 718 included in Statements of Operations. The cost of these and future awards will be measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Statements of Operations.

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

Basic and Diluted Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. During 2012 the Company issued 1,690,000 common shares and 380,000 warrants as part of private placement funding, debt financing and services.  During 2011 the Company issued 2,945,250 common shares and 1,900,000 warrants as part of a private placement funding.

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

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Accounting Standards Update (“ASU”) No. 2011-09 through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – INVESTMENT IN MINING RIGHTS

It is the Company’s policy to capitalize engineering costs associated with a project that is put under contract and amortize it over the life of the project.  The Company will complete an impairment analysis at the end of each year.  During 2012 and 2011, the Company had mining development and engineering expenses related to research of new projects of $106,592 and $932,850, respectively.

NOTE 3 – PROCEEDS FOR COMMON STOCK TO BE ISSUED

During 2012 the Company issued 30,000 shares of common stock in exchange for services valued at $15,000.  The valuation was based on the market price at the date of services.  During November 2012, the Company negotiated an extension of two notes payable.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.  March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.

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

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

During July 2010, the Company sold 4,000,000 warrants for $100 for the right to purchase 4,000,000 shares of common stock at $0.14 per share or $560,000.  $560,100 was received in July for the warrants and the exercise of the warrants.  In December 2010, the Company received $800,000 in exchange for warrants exercisable for the right to purchase 1,600,000 shares of the Company’s common stock in a private placement.  The cash has been received, however the warrants have not been exercised thus the common stock has not been issued to the purchaser.  The nature of this warrant requires the Company to record a Warrant Derivative Liability.  The valuation of the derivative is determined using the lattice model.

NOTE 4 – WARRANT DERIVATIVE LIABILITY

As part of the warrants to be issued for common stock in Note 3, the nature of the warrant requires the Company to record a Warrant Derivative Liability in the amount of $903,142 and $11,128,157 at December 31, 2012 and 2011, respectively.  The valuation of the derivative is determined using the lattice model.  The lattice model is based on the price the stock is trading on the day the warrants are issued and again at the end of each quarter and year end.  Due to the stock price having large swings, the warrant derivative liability has large swings also, which create large losses and gains.

NOTE 5 COMMON STOCK WARRANTS AND OPTIONS

As of December 31, 2012 the Company had common stock warrants outstanding of 8,330,000 and outstanding options of 7,500,000.  Warrants have a term of 5 years and options have a term of 10 years.

	Options		Warrants
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Beg Bal	7,500,000	5,300,000	7,950,000	6,100,000
Issued	-	2,200,000	380,000	2,461,000
Exercised	-	-	-	611,000
Cancelled	-	-	-	-
End Bal	7,500,000	7,500,000	8,330,000	7,950,000
Exercisable	7,500,000	5,925,000	8,330,000	7,950,000

Warrants – We have granted outstanding warrants for the purchase of a total of 8,330,000 shares of our common stock, all of which are exercisable anytime until their respective expiration dates

Date of issuance	Stock price at valuation date of December 31, 2012	Exercise price	Term	Risk free rate	Volatility	Value	# of Warrants
March 2, 2012	$0.11	$1.00	5 Year	0.83%	261%	$-	380,000
October 28, 2011	$0.11	$1.00	5 Year	0.83%	261%	$-	1,900,000
December 30, 2010	$0.11	$0.50	5 Year	0.83%	261%	$-	1,600,000
December 9, 2010	$0.11	$1.00	5 Year	0.83%	261%	$-	450,000
July 27, 2010	$0.11	$0.14	5 Year	0.83%	261%	$-	4,000,000
Total						$-	8,330,000

The following is a summary of the Company’s stock warrants outstanding as of December 31, 2012, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.14 to $1.00	8,330,000	3.26 years	$ 0.49	8,330,000	$ 0.49

	Exercise Price		$0.14 to $1.00
	Term		Five years
	Volatility		261%
	Dividends		0%

The following is a summary of the Company’s stock options outstanding as of December 31, 2012, adjusted for any changes in the exercise price of the stock options:

Options Outstanding				Options Exercisable
Range of exercise price	Number Oustanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.14 to $0.50	7,500,000	8.06 years	$ 0.25	7,500,000	$ 0.25

	Exercise Price		$0.14 to $0.50
	Term		Ten years
	Volatility		261%
	Dividends		0%

NOTE 6 – ISSUANCE OF STOCK

During 2012 the Company issued 30,000 shares of common stock in exchange for services valued at $15,000.  The valuation was based on the market price at the date of services.  During November 2012, the Company negotiated an extension of two notes payable.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.  March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.

During 2011, the Company issued 252,000 shares of common stock in exchange for services valued at $745,800.  The valuation was based on the market price at the date of services. The Company issued 2,945,250 shares of common stock as part of cashless exercise of warrants.  These warrants were issued combined with a 90 day debt financing.

During 2011, 2,200,000 options were granted to officers at $0.50 per share.  The value of $11,450,000 was charged to expense along with $2,813,604 related to the 2010 options.  During 2012 $8,440,804 was charged to expense related to 2010 options.  These valuations are based on the Black Sholes model; however the exercise price was based on the grant date fair market value of the common stock.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 7 – EQUITY TRANSACTIONS

During 2012 the Company issued 30,000 shares of common stock to Andrew Barwicki in exchange for services valued at $15,000 for investor relation consulting services.  The valuation was based on the market price at the date of services.

During November 2012, the Company negotiated an extension of two notes payable.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.

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

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

NOTE 8 – NOTES PAYABLE

During November 2012, the Company negotiated an extension of the two October 2011 notes payable.  The principal was increased from $550,000 per note to $756,250, or a total of $1,512,500 with an annual interest rate of 10%.

During November 2012 the Company entered into several 12 month notes payable for an aggregate of $150,000, with an annual interest rate of 10%.

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

NOTE 9 – PROVISION FOR INCOME TAXES

The Company has operating loss carry forwards of approximately $9,967,000 at December 31, 2012. The operating loss carry forwards expire from 2021 through 2032. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2012 and 2011:

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Deferred Tax Asset	2012	2011
Operating loss carry forwards	$4,383,290	$3,853,118
Depreciation	-	-
Total Deferred Tax Asset	4,383,290	3,853,118
Valuation Allowance	(4,383,290)	(3,853,118)
Net Deferred Tax Asset	$-	$-

During 2012 and 2011, the valuation allowance increased by $530,172 and $976,378, respectively, principally due to the operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2012	2011
Income tax (benefit) at statutory rate (34%)	$(530,172)	$(976,378)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	530,172	976,378
State tax (benefit), net of federal tax effect	-	-

Net Benefit (Expenses) From Income Taxes	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As part of our notes payable agreement, these parties are entitled to royalty payments per the terms of each agreement.  These royalties are based upon the contract between the wholly owned subsidiary, Ensurge Brasil, LTDA, and the mine owner in Brazil.  However, this contract has currently expired and the Company feels there is no further obligation or liabilities to either the mine owner or the note holders for these royalties.

NOTE 11 – LEGAL ISSUES

On March 25, 2013 a Complaint was filed against Ensurge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18,627, respectively.  These are liabilities for services performed, however, due to lack of funding the Company has not been able to pay these amount owed.  These liabilities are booked as part of accounts payable.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 12 – SUBSEQUENT EVENTS

During April 2013, the Company entered into a 60 day note payable in the amount of $15,000, with an annual interest rate of 10%.

On May 8, 2013, in order to more fully devote his time and attention to the funding and opportunities of the Company’s Brazilian subsidiary, Ensurge Brasil LTDA, the Company has accepted the resignation of Jordan Estra as the Company’s Director and President/CEO and caused his appointment to the Board of Directors of its subsidiary Ensurge Brasil LTDA.  The Company’s CFO, Jeff Hanks, shall be the Company’s acting President until replacement.

On May 9, 2013, the Company entered into a 6 month note payable in the amount of $23,000, with Workhorse Capital Leasing, LLC, with an annual interest rate of 22%.

On May 15, 2013, the Company entered into an agreement with Next View Capital, LP and Zadar, LLC, which have notes payable with an aggregate total of $ $1,512,500.  As part of this agreement, these two notes will moved to the Company’s wholly owned subsidiary, Ensurge Brasil, LTDA, thereby releasing Ensurge, Inc. of this Liability.  As part of this agreement the Company will issue 1,000,000 shares of common stock to each note holder.

The Company has reviewed subsequent events from the balance sheet date through the date the financial statements were issued, and have determined there were no other events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer (principal financial officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2012, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2012 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the Company’s executive officers and directors as of December 31, 2012:

Name	Age	Director Since	Position
Jordan M. Estra	66	2010	Chief Executive Officer, President, Director

Jeff A. Hanks	46	2002	Chief Financial Officer, Secretary, Director

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board of Directors to determine that such person should serve as a director for the Company in 2012, and the names of other any other publicly-held companies of which such person served as a director in the past five years.

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

Jordan M. Estra was appointed President and Chief Executive Officer on July 1, 2010.  He received compensation of $121,875 for the year ended December 31, 2012.  He received compensation of $225,000, common stock and options valued at $7,131,802 for the year ended December 31, 2011.

Jeff A. Hanks served as President of the Company until December 2009 and is currently the Chief Financial Officer.  He received compensation of $81,250 for the year ended December 31, 2012.  He received compensation of $150,000, common stock and options valued at $7,131,802 for the year ended December 31, 2011.

The value of the stock and options above were based on the market price at the date they were granted.

No other officer of the Company was compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, 2011, 2010 and 2009):
                                      Summary Compensation Table

                       Annual Compensation              Awards         Payouts

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($) (3)	($) (3)	($)	($)	($) (4)	($)

Jordan Estra	2012	121,875	-	-	-	-	-	10,080	131,955
CEO/	2011	225,000	-	-	7,131,802	-	-	8,520	7,365,322
President (1)	2010	93,750	-	140,000	347,463	-	-	-	581,213

Michael Campbell	2010	75,000	-	-	-	-	-	-	75,000
CEO/
President (2)

Jeff Hanks	2012	81,250	-	-	-	-	-	16,611	97,861
CFO	2011	150,000	-	-	7,131,802	-	-	8,400	7,290,202
	2010	87,000	-	70,000	347,463	-	-	-	504,463

Jeff Hanks	2009	-	-	1,000	-	-	-	-	1,000
President (5)

(1) Mr. Estra was appointed as President and Chief Executive Officer in July 2010.
(2) Mr. Campbell was appointed as a member of the Board of Directors of the Company and as its President and Chief Executive Officer in December 2009; he resigned June 30, 2010.  Mr. Hanks resigned as President of the Company in December 2009 but continued as its Chief Financial Officer.
(3) This column represents the aggregate grant date fair value of the awards granted in 2012, 2011, 2010 and 2009, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, forfeitures and expected term.  Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.
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

Outstanding Equity Awards At Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of s hares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jordan Estra	2,500,000	None	None	$0.14	Nov 2020	None	None	None	None
	1,100,000			$0.50	June 2021

Jeff Hanks	2,500,000	None	None	$0.14	Nov 2020	None	None	None	None
	1,100,000			$0.50	June 2021

Benefit Plans

On April 21, 2010, the Company adopted an Equity Incentive Plan.  The Company has not adopted any retirement, pension, or profit sharing for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of April 30, 2013, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Officers and Directors As a Group (two)	2,600,200	7.6%
Jordan M. Estra 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	1,700,000	5.0%
Jeff A. Hanks 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	900,200	2.6%
Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent Of Class

Steve Heard 4003 West Tacon Street Tampa, FL 33629	3,007,650	8.8%
Puremax, Inc. 4003 West Tacon Street Tampa, FL 33629	5,000,000	14.7%
Barrington Capital Partners, Inc. 830 West RT 22, Suite 153 Lake Zurich, IL 60047	3,367,251	9.9%
Wasatch Property Development, Inc. 35 W. Broadway, Suite #104 Salt Lake City, UT 84101	3,064,020	9.0%

(1) Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 30, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: the aggregate audit and review fees billed during fiscal years ending 2012 and 2011 were respectively, $29,000 and $15,000.  For 2012, $8,000 was for professional services render by Anderson Bradshaw, PLLC CPA firm.  For 2012 the remaining $21,000 and 2011, fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Company’s annual financial statements and review of financial statements.

Audit-Related Fees:  None.

Tax Fees: the aggregate tax fees billed during fiscal years ending 2012 and 2011 were respectively, $1,500 and $1,250.  These fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, which were for the completion of the Company’s year end tax return.

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

ENSURGE, INC.

May 17, 2013	By:	/s/ JORDAN M. ESTRA
Jordan M. Estra, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JORDAN M. ESTRA	May 17, 2013
Jordan M. Estra President, Chief Executive Officer and Director

/s/ JEFF A. HANKS	May 17, 2013
Jeff A. Hanks Chief Financial Officer and Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Ensurge Inc. *

3.2	Bylaws of Ensurge Inc. *

31.1	Certification of Jordan M. Estra pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBLR Instance**

101.XSD	XBLR Schema**

101.CAL	XBLR Calculation**

101.DEF	XBLR Definition**

101.LAB	XBLR Label**

101.PRE	XBLR Presentation**

* Previously filed and incorporated herein by reference.

**          The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.