Form 10-Q
period 2013-03-31
ENSURGE INC
filed 2013-05-21
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54460

ENSURGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1046 East University
Mesa, Arizona 85203
(Address of principal executive offices)

(480) 459-5833
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
Yes   [X ]                      No [  ]

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

There were 34,038,726 shares of common stock, $0.001 par value, issued and outstanding as of May 21, 2013.

ENSURGE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012	3

(Unaudited) for the Three Months Ended March 31, 2013 and 2012 and from inception of exploration stage to March 31, 2013	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012 and from inception of exploration stage to March 31, 2013	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. ………………………	10

Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosure	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	12

PART I -                 FINANCIAL INFORMATION

Item 1.                 Financial Statements
ENSURGE, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$614	$15,252

Total Current Assets	614	15,252

Fixed assets (net of depreciation)	47,166	49,451

Total Other Assets	47,166	49,451

Total Assets	$47,780	$64,703

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$186,471	$171,750
Accrued liabilities	267,202	171,875
Accrued interest	56,333	14,771
Notes payable	1,662,500	1,662,500
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	76,438	903,142

Total Current Liabilities	3,608,944	4,284,038

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 34,038,726 and 34,038,726 shares outstanding, respectively	34,038	34,038
Additional paid-in-capital	55,209,889	55,209,889
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(35,489,118)	(36,147,289)

Total Stockholders' Deficit	(3,561,164)	(4,219,335)

Total Liabilities and Stockholders' Deficit	$47,780	$64,703

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FROM
INCEPTION OF EXPLORATION STAGE JANUARY 1, 2010 THROUGH MARCH 31, 2013
(UNAUDITED)

			From Inception of
			Exploration Stage
	For the Three Months Ended		January 1, 2010
	March 31,		Through
	2013	2012	March 31, 2013

Sales	$-	$-	$-

Expenses
General and administrative	126,972	960,206	29,776,607

Total Expenses	126,972	960,206	29,776,607

Operating Loss	(126,972)	(960,206)	(29,776,607)

Other income (expense)

Gain (Loss) on derivative	826,704	8,090,003	7,986,241
Derivative day-one loss	-	-	(11,970,479)
Interest expense	(41,562)	(27,500)	(1,731,832)
Interest income	1	139	3,559

Net Income (Loss)	$658,171	$7,102,436	$(35,489,118)

Basic Net Gain Per Common Share	$0.02	$0.22
Basic Weighted Average Common Shares Outstanding	34,038,726	32,607,407
Diluted Net Gain Per Common Share	$0.02	$0.17

Diluted Weighted Average Common Shares Outstanding	42,368,726	40,678,506

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

			From Inception of
			Exploration Stage
	For the Three Months Ended		January 1, 2010
	March 31,		Through
	2013	2012	March 31, 2013
Cash Flows From Operating Activities
Net income (loss)	$658,171	$7,102,435	$(35,489,118)
Adjustments to reconcile net income to net cash used in operating activities:
Common stock and options issued for services	-	718,402	26,738,679
Warrant derivative liability	(826,704)	(8,090,003)	(7,986,242)
Amortization of debt discount	-	-	110,000
Stock issued for interest	-	-	90,000
Non-cash interest expense	-	-	302,500
Derivative day-one loss	-	-	11,970,479
Depreciation expense	2,285	1,629	11,724
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	14,721	19,537	177,785
Increase (decrease) in accrued expenses	41,562	-	38,000
Increase (decrease) in accrued liabilities	95,327	27,500	270,797
Net Cash Used in Operating Activities	14,638	(220,500)	(3,765,396)

Cash Flows From Investing Activities
Investment in fixed assets	-	-	(58,890)
Net Cash Provided (Used) by Investing Activities	-	-	(58,890)

Cash Flows From Financing Activities
Proceeds from notes payable	-	-	1,750,000
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	380,000	1,274,900
Net Cash Provided (Used) by Financing Activities	-	380,000	3,824,900

Net Increase (decrease) in Cash	(14,638)	159,500	614
Cash at Beginning of Period	15,252	214,517	-
Cash at End of Period	$614	$374,017	$614
Non-Cash Investing and Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ENSURGE, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2013, and its results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $3,608,330 at March 31, 2013.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company. These notes may be converted at a fixed price of $0.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $0.50 per share.  During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013 and are currently in default.  The principal was increase from $550,000 per note to $756,250, or a total of $1,512,500.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.

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

Basic and Diluted Earnings Per Share – Basic earnings per common share is computed by dividing net gain by the weighted-average number of common shares outstanding during the period. Diluted gain per share is calculated to give effect to potentially issuable common shares, which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of March 31, 2013, the Company had a total of 8,330,000 warrants outstanding which all have a 5 year term.  As of March 31, 2013, the Company had a total of 7,500,000 options of which 7,500,000 have vested and none have been exercised.  The options are all 10 year options with an exercise price ranging from $0.14 to $0.50.

Warrants:

The Company has granted warrants to purchase shares of Common Stock.

Warrants outstanding and exercisable at March 31, 2013 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.14 to $1.00	8,330,000	3.12 years	$0.49	$(3,998,400)

Recently-Enacted Accounting Standards

Accounting Standards Update (“ASU”) No. 2011-09 through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

As part of our notes payable agreement, the lending parties are entitled to royalty payments per the terms of each agreement.  These royalties are based upon the contract between the wholly owned subsidiary, Ensurge Brasil, LTDA, and the mine owner in Brazil.  However, this contract has currently expired and the Company feels there is no further obligation or liabilities to either the mine owner or the note holders for these royalties.

NOTE 3 – ISSUANCE OF STOCK

There has been no stock transactions for the quarter ending March 31, 2013.

NOTE 4 – LEGAL ISSUES

On March 25, 2013 a Complaint was filed against Ensurge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18,627, respectively.  These are liabilities for services performed, however, due to lack of funding the Company has not been able to pay these amount owed.  These liabilities are booked as part of accounts payable.

NOTE 5 – SUBSEQUENT EVENTS

During April 2013, the Company entered into a 60 day note payable in the amount of $15,000, with an annual interest rate of 10%.  This note is with a related party.

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

On May 15, 2013, the Company entered into an agreement with Next View Capital, LP and Zadar, LLC, which have notes payable with an aggregate total of $ $1,512,500.  As part of this agreement, these two notes will be moved to the Company’s wholly owned subsidiary, Ensurge Brasil, LTDA, thereby releasing Ensurge, Inc. of this Liability.  As part of this agreement the Company will issue 1,000,000 shares of common stock to each note holder.

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

Results of Operations

The Company had no revenues for the three months ended March 31, 2013 and 2012.  It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $126,972 and $960,206, respectively.  These costs are made up of engineering and drilling costs for projects, audit, legal, and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in Brazil.

Interest expense was $41,562 and $27,500 for the three months ended March 31, 2013 and 2012, respectively.  The interest expense is loan interest from the notes payable the Company has incurred.

Interest income for the three months ended March 31, 2013 and 2012 were, respectively, $1 and $139.  This income is from interest bearing cash bank accounts.

The warrant derivative income for the three months ended March 31, 2013 and 2012 were, respectively, a gain of $826,704 and $8,090,003.  This income is due to change in value of the warrants derivative liability, which is determined, from a valuation model that uses the stock price as one of its input variables, from January to March 2013 and 2012.

Liquidity and Capital Resources

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company.  These notes may be converted at a fixed price of $0.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $0.50 per share.

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

The Company has financed its operations to date primarily through private placements of equity securities and convertible debt instruments.  The Company has been unprofitable since inception (1998) and has incurred net losses in each quarter and year.  From the beginning of 2010 through March 31, 2013 the Company sold an aggregate of 8,941,000 warrants and 3,860,000 shares of common stock for $2,765,000.  As part of this transaction the warrants have been paid for and exercised, but the common stock has not been requested, thus the Company has booked a current liability of $1,360,000 and a warrant derivative liability of $76,438, which valuation is determined on a quarterly basis based partially on the price of the common stock.  This has created a working capital deficit in the amount of $3,608,330.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2012, the Company entered into a contract with Andrew Barwicki, Inc. for investor relation consulting services.  The Company paid Andrew Barwicki a one-time payment of 30,000 shares of the Company’s common stock.

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

On May 8, 2013, the Company issued a press release concerning the resignation of Jordan Estra as the Company’s Director and President/CEO and caused his appointment to the Board of Directors of its subsidiary Ensurge Brasil LTDA.  The Company’s CFO, Jeff Hanks, shall be the Company’s acting President until replacement.

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

ENSURGE, INC.

May 21, 2013	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Executive Officer (Principal Executive Officer)
May 21, 2013	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)