Form 10-Q
period 2013-06-30
ENSURGE INC
filed 2013-08-20
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

480-459-5833
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

There were 66,058,726 shares of common stock, $0.001 par value, issued and outstanding as of August 19, 2013.

Ensurge, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited) as of June 30, 2013 and December 31, 2012	2

Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012 and from inception of exploration stage to June 30, 2013	3

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012 and from inception of exploration stage to June 30, 2013	4

Notes to Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosure	12

Item 5. Other Information	12

Item 6. Exhibits	13

Signatures	13

PART I -                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

Ensurge, Inc.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$-	$15,252

Total Current Assets	-	15,252

Fixed assets (net of depreciation)	43,927	49,451

Total Other Assets	43,927	49,451

Total Assets	$43,927	$64,703

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash overdraft	$3	$-
Trade accounts payable	180,388	171,750
Accrued liabilities	211,125	171,875
Accrued interest	98,987	14,771
Notes Payable	1,700,500	1,662,500
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	741,871	903,142

Total Current Liabilities	4,292,874	4,284,038

Stockholders' Deficit
Common stock-$0.001 par value; 100,000,000 shares authorized; 61,658,726 and 34,038,726 shares outstanding, respectively	61,658	34,038
Additional paid-in-capital	56,206,472	55,209,889
Stock subscription receivable	(75,000)	-
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(37,126,104)	(36,147,289)

Total Stockholders' Deficit	(4,248,947)	(4,219,335)

Total Liabilities and Stockholders' Deficit	$43,927	$64,703

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM
INCEPTION OF EXPLORATION STAGE JANUARY 1, 2010 THROUGH JUNE 30, 2013
(UNAUDITED)

	For the Three Months		For the Six Months		From Inception of
	Ended June 30,		Ended June 30,		Exploration Stage
					January 1, 2010
					through
	2013	2012	2013	2012	June 30, 2013

Sales	$-	$-	$-	$-	$-

Expenses
General and administrative	187,900	1,032,930	314,869	1,993,136	29,964,507

Total Expenses	187,900	1,032,930	314,869	1,993,136	29,964,507

Operating Loss	(187,900)	(1,032,930)	(314,869)	(1,993,136)	(29,964,507)

Other income (expense)

Gain (Loss) on derivative	(665,433)	1,174,085	161,271	9,264,088	7,320,808
Derivative day-one loss	-	-	-	-	(11,970,479)
Write-off of Goodwill	(660,000)	-	(660,000)	-	(660,000)
Interest expense	(123,654)	(27,500)	(165,217)	(55,000)	(1,855,485)
Interest income	-	59	-	198	3,559

Net Income (Loss)	$(1,636,987)	$113,714	$(978,815)	$7,216,150	$(37,126,104)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.04)	$0.00	$(0.02)	$0.22

Basic and Diluted Weighted Average Common Shares Outstanding	46,102,682	33,138,726	40,104,030	32,873,067
Diluted Net Gain (Loss) Per Common Share	$(0.04)	$0.00	$(0.02)	$0.18

Diluted Weighted Average Common Shares Outstanding	46.102,682	41,209,825	40,104,030	41,073,616

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	For the Six Months Ended		From Inception of
	June 30,		Exploration Stage
			January 1, 2010
			Through
	2013	2012	June 30, 2013
Cash Flows From Operating Activities
Net income (loss)	$(978,815)	$7,216,150	$(37,126,104)
Adjustments to reconcile net income (loss) in to net cash used in operating activities:
Common stock and options issued for services	209,372	1,421,803	27,545,863
Warrant derivative liability	(161,271)	(9,264,088)	(8,147,513)
Amortization of debt discount	-	-	110,000
Stock issued for interest	81,000	-	171,000
Non-cash interest expense	-	-	302,500
Derivative day-one loss	-	-	11,970,479
Depreciation expense	4,358	3,914	16,082
Write-off of Goodwill	660,000	-	660,000
Changes in operating assets and liabilities:
Increase( decrease) in trade accounts payable	8,638	36,793	186,423
Increase (decrease) in accrued expenses	84,213	-	122,210
Increase (decrease) in accrued liabilities	39,250	55,000	310,047
Net Cash Used in Operating Activities	(53,255)	(530,428)	(3,879,013)

Cash Flows From Investing Activities
Investment in mining rights project	-	-	(58,890)
Net Cash Provided (Used) by Investing Activities	-	-	(58,890)

Cash Flows From Financing Activities
Proceeds from cash overdraft	3	-	3
Proceeds from notes payable	38,000	-	1,788,000
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	380,000	1,349,900
Net Cash Provided (Used) by Financing Activities	38,003	380,000	3,937,903

Net Increase (decrease) in Cash	(15,252)	(150,428)	-
Cash at Beginning of Period	15,252	214,517	-
Cash at End of Period	$-	$64,089	$-
Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization – On October 16, 2000, iShopper.com, Inc. changed its name to Ensurge, Inc., which is referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets. During 2009, the Company started a new phase of operations in the mining industry; accordingly, the accompanying financial statements are presented on a GAAP basis of accounting, rather than on a liquidation basis.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2013, and its results of operations and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the six months ended June 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $4,292,874 at June 30, 2013. Part of the deficit is due to outstanding warrants and warrant derivatives. Without the warrant derivatives the adjusted working capital deficit is $3,551,003.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company. These notes may be converted at a fixed price of $0.50 per share of the Company’s common stock, which may be converted at the option of the lender. These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision. The warrants have a 5 year term. In case of default, the Note may be converted into common stock at $0.50 per share. During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013 and are currently in default. The principal was increased from $550,000 per note to $756,250, or a total of $1,512,500. As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock. On May 6, 2013 the Company negotiated with the debt holders to move this liability off of the books of Ensurge and onto its Brazilian subsidiary. As part of the this negotiation the Company agreed to pay a total of 2,000,000 shares of common stock.

Effective March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization – On October 16, 2000, iShopper.com, Inc. changed its name to Ensurge, Inc., which is referred to herein as the Company. On January 1, 2002, the Company began liquidation of its assets. During 2009, the Company started a new phase of operations in the mining industry; accordingly, the accompanying financial statements are presented on a GAAP basis of accounting, rather than on a liquidation basis.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2013, and its results of operations and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the six months ended June 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $4,292,874 at June 30, 2013. Part of the deficit is due to outstanding warrants and warrant derivatives. Without the warrant derivatives the adjusted working capital deficit is $3,551,003.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company. These notes may be converted at a fixed price of $0.50 per share of the Company’s common stock, which may be converted at the option of the lender. These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision. The warrants have a 5 year term. In case of default, the Note may be converted into common stock at $0.50 per share. During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013 and are currently in default. The principal was increased from $550,000 per note to $756,250, or a total of $1,512,500. As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock. On May 6, 2013 the Company negotiated with the debt holders to move this liability off of the books of Ensurge and onto its Brazilian subsidiary. As part of the this negotiation the Company agreed to pay a total of 2,000,000 shares of common stock.

Effective March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

During November 2012, the Company entered into several 12 month notes payable for an aggregate of $150,000.

During April 2013, the Company entered into a 60 day 10% convertible note payable for $15,000, which has not been paid off nor converted into stock. Due to the note being in default the interest rate has now increased to 18%.

On May 9, 2013, the Company entered into a 6 month note payable of $23,000 with interest payable at 22% APR. As part of this note the Company issued 1,000,000 shares of common stock.

During May 2013, the Company entered into two 24 month notes receivable for an aggregate of $75,000 in exchange for 15,000,000 shares of common stock.

During May 2013, the Company acquired 80% of Transglobal Gold Corporation in exchange for 6,000,000 shares of Ensurge common stock and issued 200,000 shares to employees.

The proceeds of the financing are being used by the Company to fund the exploration for gold mines or to acquire relating mining assets, either directly or through one or more partnerships or joint ventures, in Brazil or elsewhere in South America.

Principles of Consolidation – The financial statements have been consolidated with its wholly owned subsidiary, Ensurge Brazil, LTDA., which was incorporated in Sao Paulo, Brazil on April 18, 2011. Currently the Brazil entity has no assets, revenues or expenses. It has two notes payable, which were transferred from the parent Company Ensurge in the aggregate amount of $1,512,500. Also, the financial statements of TransGlobal, which is a Nevada Corporation owned 80% by Ensurge, have been consolidated with Ensurge. Currently, TransGlobal has no assets, liabilities, revenues or expenses.

Basic and Diluted Loss Per Share – Basic earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. As of June 30, 2013, the Company had 11,152,000 warrants outstanding of which 8,330,000 have a 5 year term and are all fully vested. 2,822,000 have a 2 year term and vest 10% each month starting on May 30, 2013. As of June 30, 2013, the Company had a total of 7,500,000 options of which 7,500,000 have vested and none have been exercised. The options are all 10 year options with an exercise price ranging from $0.125 to $0.50.

Warrants:

The Company has granted warrants to purchase shares of Common Stock.

Warrants outstanding and exercisable at June 30, 2013 are as follows:

Range of exercise price	Number Outstanding And Exercisible	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.125 to $1.00	8,612,200	3.67 years	$0.49	$0

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Options:

The Company has granted options to purchase shares of Common Stock.

Options outstanding and exercisable at June 30, 2013 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.14 to $0.50	7,500,000	2.53 years	$0.25	$0

	Exercise Price		$0.14 to $0.50
	Term		Ten years
	Volatility		261%
	Dividends		0%

Recently Enacted Accounting Standards

Accounting Standards Updates (“ASU”) through ASU No. 2013-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 – ISSUANCE OF STOCK AND OPTIONS

On May 15, 2013, the Company entered into an agreement with Next View Capital, LP and Zadar, LLC, which have notes payable with an aggregate total of $1,512,500. As part of this agreement, these two notes will be moved to the Company’s wholly owned subsidiary, Ensurge Brasil, LTDA, thereby releasing Ensurge, Inc. of this Liability. As part of this agreement the Company issued 1,000,000 shares of common stock to each note holder.

On May 23, 2013, the Company issued 6,000,000 shares of common stock for 80% ownership of TransGlobal Gold Corporation, a Nevada Corporation and 200,000 to employees.

On May 22, 2013, the Company issued 2,000,000 shares of common stock to its CEO in exchange for past due wages.

On May 22, 2013, the Company issued 1,000,000 shares of common stock as part of its negotiation with an entity to provide cash and a note payable.

On May 22, 2013, the Company entered into a 24 month 5% note receivable for $50,000 in exchange for 10,000,000 shares of common stock with Workhorse Capital Leasing LLC.

On May 22, 2013, the Company entered into a 24 month 5% note receivable for $25,000 in exchange for 5,000,000 shares of common stock with OG3 LLC.

On May 30, 2013, the Company entered into an employment agreement with its new President and as part of the negotiation, the Company issued 1,420,000 shares of common stock and 2,822,000 warrants ranging from a price of $0.125 to $0.75. These warrants have a 2 year term and vest 10% each month starting on the date of the employment agreement.

NOTE 4 – LEGAL ISSUES

On March 25, 2013 a Complaint was filed against Ensurge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18,627, respectively. These are liabilities for services performed, however, due to lack of funding the Company has not been able to pay these amount owed. These liabilities are booked as part of accounts payable.

NOTE 5 – OTHER CORPORATE BUSINESS

On May 8, 2013, in order to more fully devote his time and attention to the funding and opportunities of the Company’s Brazilian subsidiary, Ensurge Brasil LTDA, the Company has accepted the resignation of Jordan Estra as the Company’s Director and President/CEO and caused his appointment to the Board of Directors of its subsidiary Ensurge Brasil LTDA. The Company’s CFO, Jeff Hanks, was the Company’s acting President until replacement. During the month of May Jordan Estra resigned from Ensurge’s Brazilian subsidiary and no longer has any affiliation with Ensurge or any of its subsidiary’s.

On May 30, 2013, James D. Miller accepted the position of President and CEO for Ensurge. Jeff Hanks will continue as the Company’s CFO.

NOTE 6 – SUBSEQUENT EVENTS

During August, 2013, the TransGlobal Gold Corp, an 80% owned subsidiary of Ensurge, acquired a mine license application that has tied up gold bearing property located on the Mazaruni river. As part of this negotiation the Company issued 4 million shares of common stock along with 5 million warrants.

On August 16th, 2013, the Company issued 400,000 shares of common Kimberly Ann Jeffrey in exchange for land dredge equipment.

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

Ensurge has acquired 80% ownership of TransGlobal Gold Corp., a Nevada Corporation, which is pursuing mining opportunities in Guyana and specifically along the Mazaruni River.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

The Company had no revenues for the three and six months ended June 30, 2013 and 2012. It continues to search out other opportunities or joint ventures to create operations and revenues.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were, respectively, $187,900 and $1,032,930. General and administrative expenses for the six months ended June 30, 2013 and 2012 were, respectively, $314,869 and $1,993,136. These costs are made up of engineering and drilling costs for projects, audit, legal, option expense and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in Brazil.

The warrant derivative income or expense for the three months ended June 30, 2013 and 2012 were, respectively, a loss of $665,433 and a gain of $1,174,085. The warrant derivative income or expense for the six months ended June 30, 2013 and 2012 was, respectively, a gain of $161,271 and $9,264,088. This income and expense is due to change in value of the warrants derivative liability, which is determined in part from the change of closing stock price from January to June and March to June 2013 and 2012.

The loss of write-off of Goodwill for the three months ended June 30, 2013 and 2012 were, respectively, $660,000 and $0. The loss of write-off of Goodwill for the six months ended June 30, 2013 and 2012 was, respectively, $660,000 and $0. This expense is due to the issuance of stock for 80% of TransGlobal. Due to TransGlobal not having any assets the purchase value was considered to be goodwill and was written off due to no estimated time of revenues.

Interest expense was $123,654 and $27,500 for the three months ended June 30, 2013 and 2012, respectively. Interest expense was $165,217 and $55,000 for the six months ended June 30, 2013 and 2012, respectively. The interest expense is loan interest from the notes payable the Company has incurred over the past year.

Interest income for the three months ended June 30, 2013 and 2012 was, respectively, $0 and $59. Interest income for the six months ended June 30, 2013 and 2012 was, respectively, $0 and $198. This income is from interest bearing bank accounts.

Liquidity and Capital Resources

During April 2013, the Company entered into a 60 day convertible note payable for $15,000.

On May 9, 2013, the Company entered into a 6 month note payable of $23,000. These funds were used to complete and file the year end 10-K for 2012 and the March 31, 2013 10-Q.

The Company is continuing to look for additional funds, however, if the Company is unable to obtain additional funds to operate it will decrease its operations until such time that it is able to obtain additional financing for its operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2013, the Company entered into an agreement with Next View Capital, LP and Zadar, LLC, which have notes payable with an aggregate total of $ $1,512,500. As part of this agreement, these two notes will be moved to the Company’s wholly owned subsidiary, Ensurge Brasil, LTDA, thereby releasing Ensurge, Inc. of this Liability. As part of this agreement the Company issued 1,000,000 shares of common stock to each note holder.

On May 22, 2013, the Company issued 6,000,000 shares of common stock for 80% ownership of TransGlobal Gold Corporation, a Nevada Corporation and 200,000 shares to employees.

On May 22, 2013, the Company issued 2,000,000 shares of common stock to its CEO in exchange for past due wages.

On May 22, 2013, the Company issued 1,000,000 shares of common stock as part of its negotiation with an entity to provide cash and a note payable.

On May 22, 2013, the Company entered into two 24 month note receivable for an aggregate of $75,000 in exchange for 15,000,000 shares of common stock.

On May 30, 2013, the Company entered into an employment agreement with its new President and as part of the negotiation, the Company issued 1,420,000 shares of common stock and 2,822,000 warrants

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

We have not engaged in any mining activities except for taking core samples, which were taken by a 3rd party consulting firm and consequently we have no mining safety issues.

Item 5. Other Information

There were no other items to be reported under Part II of this report.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	Acquistion Agreement with TransGlobal Gold Corporation. Dated May 23, 2013, previously filed with 8-K on June 19, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

(b) Reports on Form 8-K.

1.01	Acquistion Agreement with TransGlobal Gold Corporation. Dated May 23, 2013, previously filed with 8-K on June 19, 2013.

SIGNATURES

Ensurge, Inc.

August 19, 2013	/s/ James D. Miller
James D. Miller, Chief Executive Officer
(Principal Executive Officer)

August 19, 2013	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)