Form 10-Q
period 2013-09-30
ENSURGE INC
filed 2013-11-20
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54460

 Ensurge, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0431533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2825 East Cottonwood Parkway, Suite 500
Salt Lake City, Utah 84121
(Address of principal executive offices)

801-990-3457
(Issuer’s telephone number)

(Previous address was 1046 East University, Mesa, AZ. 85203)

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

There were 69,877,506 shares of common stock, $0.001 par value, issued and outstanding as of November 19, 2013.

Ensurge, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited) as of September 30, 2013 and December 31, 2012	3

Consolidated Statements of Operations
(Unaudited) for the three and nine months ended September 30, 2013 and 2012 and from inception of exploration stage to September 30, 2013	4

Consolidated Statements of Cash Flows
(Unaudited) for the nine months ended September 30, 2013 and 2012 and from inception of exploration stage to September 30, 2013	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosure	13

Item 5. Other Information	13

Item 6. Exhibits	14

Signatures	14

PART I -                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

Ensurge, Inc.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$240	$15,252

Total Current Assets	240	15,252

Fixed assets (net of depreciation)	104,378	49,451

Total Other Assets	104,378	49,451

Total Assets	$104,618	$64,703

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$182,365	$171,750
Accrued liabilities	276,625	171,875
Accrued interest	142,263	14,771
Notes Payable	1,714,500	1,662,500
Proceeds for common stock to be issued	1,360,000	1,360,000
Warrants derivative liability	485,137	903,142

Total Current Liabilities	4,160,890	4,284,038

Equity
Common stock-$0.001 par value; 100,000,000 shares authorized; 69,307,506 and 34,038,726 shares outstanding, respectively	69,308	34,038
Additional paid-in-capital	56,818,159	55,209,889
Stock subscription receivable	(75,000)	-
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(37,509,150)	(36,147,289)
Total Ensurge Equity	(4,012,656)	(4,219,335)
Non-Controlling interest in TransGlobal Gold Corp	(43,616)	-
Total Equity (Deficit)	(4,056,272)	(4,219,335)

Total Liabilities and Equity	$104,618	$64,703

The accompanying notes are an integral part of these condensed financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND FROM INCEPTION OF EXPLORATION STAGE JANUARY 1, 2010 THROUGH
 SEPTEMBER 30, 2013
(UNAUDITED)

	For the Three Months		For the Nine Months		From Inception of
	Ended September 30,		Ended September 30,		Exploration Stage
					January 1, 2010
					Through
	2013	2012	2013	2012	September 30, 2013

Sales	$35,284	$-	$35,284	$-	$35,284
Expenses
General and administrative	675,406	936,098	990,274	2,929,234	30,452,013

Total Expenses	675,406	936,098	990,274	2,929,234	30,452,013

Operating Loss	(640,122)	(936,098)	(954,990)	(2,929,234)	(30,416,729)

Other income (expense)
Gain (Loss) on derivative	256,734	11,133	418,005	9,275,221	7,265,733
Derivative day-one loss	-	-	-	-	(11,970,479)
Loss of Write-off Goodwill	-	-	(660,000)	-	(660,000)
Interest expense	(43,004)	(27,500)	(208,492)	(82,500)	(1,774,836)
Interest income	-	19	-	217	3,545
Net Income ( Loss)	(426,392)	(952,446)	(1,405,477)	6,263,704	(37,552,766)
Less: Net income attributable to Non-controlling interest	(43,616)	-	(43,616)	-	(43,616)
Net Income (Loss) attributable to Ensurge	$(382,776)	$(952,446)	$(1,361,861)	$6,263,704	$(37,509,150)

Basic and Diluted Net Gain (Loss) Per Common Share	$(0.01)	$(0.03)	$(0.03)	$0.19
Basic and Diluted Weighted Average Common Shares Outstanding	65,666,997	33,138,726	48,630,012	32,873,067
Diluted Net Gain (Loss) Per Common Share	$(0.01)	$(0.03)	$(0.02)	$0.15
Diluted Weighted Average Common Shares Outstanding	65,666,997	33,138,726	48,630,012	41,073,616

Ensurge, Inc.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)
			From Inception of
	For the Nine Months Ended		Exploration Stage
	September 30,		January 1, 2010
			through
	2013	2012	September 30, 2013
Cash Flows From Operating Activities
Net income (loss)	$(1,405,477)	$6,263,704	$(37,552,766)
Adjustments to reconcile net income (loss) in to net cash used in operating activities:
Common stock and options issued for services	763,205	2,125,204	28,099,693
Warrant derivative liability	(418,005)	(9,275,221)	(8,404,247)
Amortization of debt discount	-	-	110,000
Stock issued for interest	81,000	-	171,000
Non-cash interest expense	-	-	302,500
Derivative day-one loss	-	-	11,970,479
Depreciation expense	9,408	6,199	21,132
Loss from write-off of Goodwill	660,000	-	660,000
Changes in operating assets and liabilities:
Increase (decrease) in trade accounts payable	10,615	137,398	188,400
Increase (decrease) in accrued interest	127,492	82,500	165,492
Increase (decrease) in accrued liabilities	104,750	93,750	375,547
Net Cash Used in Operating Activities	(67,012)	(566,466)	(3,892,770)

Cash Flows From Investing Activities
Investing in fixed assets	-	-	(58,890)
Net Cash Provided (Used) by Investing Activities	-	-	(58,890)

Cash Flows From Financing Activities
Proceeds from notes payable	52,000	-	1,802,000
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	380,000	1,349,900
Net Cash Provided (Used) by Financing Activities	52,000	380,000	3,951,900
Net Increase (decrease) in Cash	(15,012)	(186,466)	240
Cash at Beginning of Period	15,252	214,517	-
Cash at End of Period	$240	$28,051	$240
Non-Cash Investing and Financing Activities:
Fixed assets acquired with common stock	$65,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ensurge, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2013, and its results of operations and cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations for the nine months ended September 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Business Condition – The Company has suffered losses from operations, and the Company had a working capital deficit in the amount $4,160,650 at September 30, 2013.

During the month of October 2011 the Company entered into two twelve month convertible Notes Payable for $605,000 each, for a total funding of $1,210,000, with an initial issue discount of 10% and total proceeds of $1,100,000, which are collateralized by all the assets of the Company. These notes may be converted at a fixed price of $0.50 per share of the Company’s common stock, which may be converted at the option of the lender.  These notes also include 950,000 warrants each for a total of 1,900,000 warrants at an exercise price of $1.00 per share and have a cashless exercise provision.  The warrants have a 5 year term.  In case of default, the Note may be converted into common stock at $0.50 per share.  During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013 and are currently in default.  The principal was increased from $550,000 per note to $756,250, or a total of $1,512,500.  As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.  On May 6, 2013 the Company negotiated with the debt holders to move this liability off of the books of Ensurge and onto its Brazilian subsidiary.  As part of this negotiation the Company agreed to pay a total of 2,000,000 shares of common stock.

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

During May 2013, the Company acquired 80% of Transglobal Gold Corporation in exchange for 6,000,000 shares of Ensurge common stock and issued 200,000 shares to employees.  As part of this transaction the Company recognized goodwill of $660,000 and later wrote it off.

On August 16, 2013, the Company entered into a 12 month note payable of $9,000 with interest payable at 5% APR.

On August 30, 2013, the Company entered into a 12 month note payable of $5,000 with interest payable at 5% APR.

The proceeds of the financing are being used by the Company to fund operation and the exploration for gold mines or to acquire relating mining assets, either directly or through one or more partnerships or joint ventures, in Brazil and Guyana or elsewhere in South America.

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

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  As of September 30, 2013, the Company had 11,152,000 warrants outstanding of which 8,330,000 have a 5 year term and are all fully vested.  2,822,000 have a 2 year term and vest 10% each month starting on May 30, 2013.  As of September 30, 2013, the Company had a total of 7,500,000 options of which 7,500,000 are vested and none have been exercised.  The options are all 10 year options with an exercise price ranging from $0.14 to $0.50.

Warrants:

The Company has granted warrants to purchase shares of Common Stock.

Warrants outstanding and exercisable at September 30, 2012 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.125 to $1.00	11,152,000	3.32 years	$ 0.50	$ 0

Options:

The Company has granted options to purchase shares of Common Stock.  All options have ten years to exercise them.  Options outstanding and exercisable at September 30, 2013 are as follows:

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable

$0.14 to $0.50	7,500,000	7.55 years	$ 0.25	$ 7,500,000

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

On July 10, 2013, the Company issued 500,000 shares of common stock to the Vice President of TransGlobal Gold Corp, which Ensurge owns 80%, for current and future services.  The entire incentive package is 2,000,000 shares of common stock which 500,000 shares vest every six months.

On August 1, 2013, the Company issued 3,500,000 shares of common stock to various employees and persons that have paid for expenses and equipment for TransGlobal Gold Corp.

On August 16, 2013, the Company issued 400,000 shares of common stock in exchange for equipment purchased for TransGlobal Gold Corp.

On August 29, 2013, the Company issued 2,648,780 shares of common stock for services for Ensurge.

On September 5, 2013, the Company issued 600,000 shares of common stock for services for Ensurge.

NOTE 4 – REVENUE RECOGNITION

Revenue from the sale of gold is recognized when the gold has been delivered to the refinery, weighed, valued based on the current price of gold for that day, and monies have been paid and collected.

NOTE 5 – BUSINESS COMBINATIONS

On May 23, 2013, the Company acquired 80 percent of the outstanding shares of TransGlobal Gold Corp. stock (8,000 shares), by issuing 6,000,000 shares of common stock valued at approximately $660,000.  TransGlobal Gold Corp owns land rights, mining licenses and contracts to mine in Guyana.  The Company had goodwill of $660,000 arising from the acquisition was expensed during the 2nd quarter of 2013.  This transaction has been accounted for according to the FASB ASC 805 guidelines.

The acquisition of 80 percent of TransGlolal Gold Corp was valued as below:

Consideration
Equity instruments (6,000,000 common shares of Ensurge)	$660,000
Fair value of total consideration transferred	660,000

Assets acquired and liabilities assumed	-
Goodwill	$660,000
Goodwill impaired	(660,000)
Goodwill Balance	$0

Including in the financial statements as of September 30, 2013, from TransGlobal Gold Corp. were fixed assets of $62,417, revenue of $35,284 and operating expenses of $253,367.

NOTE 6 – LEGAL ISSUES

On March 25, 2013 a Complaint was filed against Ensurge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18,627, respectively and has subsequently received a judgment on this complaint.  These are liabilities for services performed, however, due to lack of funding the Company has not been able to pay these amount owed.  These liabilities are booked as part of accounts payable.

NOTE 7 – OTHER CORPORATE BUSINESS

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

On May 30, 2013, James D. Miller accepted the position of President and CEO for Ensurge.  Jeff Hanks will continue as the Company’s CFO.

NOTE 8 – SUBSEQUENT EVENTS

On October 21, 2013, the Company issued 570,000 shares of common stock to various persons in exchange for paying expenses on the behalf of TransGlobal Gold Corp.

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

Results of Operations

The Company is excited to announce revenues from its subsidiary, TransGlobal, Gold Corp. and that it is in production and producing gold during the three month ended September 30, 2013.  The Company is continuing to review other projects and is determining the feasibility of other projects, including capital equipment and operating costs.

Revenues for the three months ended September 30, 2013 and 2012 were, respectively, $35,284 and $0.  Revenues for the nine months ended September 30, 2013 and 2012 were, respectively, $35,284 and $0.  All of these revenues came from the Company’s 80 percent owned subsidiary TransGlobal Gold Corp.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were, respectively, $675,406 and $936,098.  General and administrative expenses for the nine months ended September 30, 2013 and 2012 were, respectively, $990,274 and $2,929,234.  These costs are made up of engineering and drilling costs for projects, audit, legal, option expense and consulting fees, along with travel expenses incurred while performing due diligence on current projects and looking for acquisitions or other business opportunities in South America.

The warrant derivative income or expense for the three months ended September 30, 2013 and 2012 were, respectively, a gain of $256,734 and a gain of $11,133.  This income is due to change in value of the warrants derivative liability, which is determined primarily from the change of closing stock price from June to September 2013 and 2012.  The warrant derivative income or expense for the nine months ended September 30, 2013 and 2012 was, respectively, a gain of $418,005 and a gain of $9,275,221.  This income is due to change in value of the warrants derivative liability, which is determined primarily from the change of closing stock price from January to September 2013 and 2012.

Interest expense was $43,004 and $27,500 for the three months ended September 30, 2013 and 2012, respectively. Interest expense was $208,492 and $82,500 for the nine months ended September 30, 2013 and 2012, respectively. The interest expense is loan interest from the notes payable the Company has incurred during 2013 and 2012.

Interest income for the three months ended September 30, 2013 and 2012 was, respectively, $0 and $19.  Interest income for the nine months ended September 30, 2013 and 2012 was, respectively, $0 and $217.  This income is from interest bearing bank accounts.

Liquidity and Capital Resources

During April 2013, the Company entered into a 60 day convertible note payable for $15,000.

On May 9, 2013, the Company entered into a 6 month note payable of $23,000.  These funds were used to complete and file the year end 10-K for 2012 and the March 31, 2013 10-Q.

On August 16, 2013, the Company entered into a 12 month note payable of $9,000 with interest payable at 5% APR,

On August 30, 2013, the Company entered into a 12 month note payable of $5,000 with interest payable at 5% APR.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

On May 30, 2013, the Company entered into an employment agreement with its new President and as part of the negotiation, the Company issued 1,420,000 shares of common stock and 2,822,000 warrants

On July 10, 2013, the Company issued 500,000 shares of common stock to the Vice President of TransGlobal Gold Corp, which Ensurge owns 80%, for current and future services.

On August 1, 2013, the Company issued 3,500,000 shares of common stock to various employees and person that have paid for expenses and equipment for TransGlobal Gold Corp.

On August 16, 2013, the Company issued 400,000 shares of common stock in exchange for equipment purchased for TransGlobal Gold Corp.

On August 29, 2013, the Company issued 2,648,780 shares of common stock for services for Ensurge.

On September 5, 2013, the Company issued 600,000 shares of common stock for services for Ensurge.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Currently we have no mining safety issues.

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

Ensurge, Inc.

November 19, 2013	/s/ James D. Miller
James D. Miller, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeff A. Hanks
November 19, 2013	Jeff A. Hanks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)