Form 10-K
period 2013-12-31
ENSURGE INC
filed 2014-12-12
CIK 789879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 033-03275-D

____________

ENSURGE, INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0431533 (I.R.S. Employer Identification No.)

2825 East Cottonwood Parkway, Suite 500 Salt Lake City, Utah (Address of Principal Executive Offices)	84121 (Zip Code)

Issuer's Telephone Number: 801-990-3457

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $5,549,285.  The registrant had issued and outstanding 77,358,726 shares of its common stock on December 9, 2014.

ENSURGE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

On May 23, 2013, Ensurge has acquired 80% ownership of TransGlobal Gold Corp. (“TransGlobal”), a Nevada Corporation, which is pursuing mining opportunities in Guyana and specifically along the Mazaruni River.  TransGlobal started producing gold during the 3rd and 4th quarters of 2013.  However, due to unforeseen events it is not possible to complete an audit of this entity, thus TransGlobal was deconsolidated during the third quarter of 2013.

Despite the Company’s efforts in seeking opportunities in the gold mining industry, there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Environmental Standards

The Company is not at this time involved in any project that would adversely affect the environment.

Employees

As of December 31, 2013, the Company has 2 fulltime employees.

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

With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2013, the Company’s business has not shown a profit in operations and has generated no revenue.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Notes to the consolidated financial statements, we have no revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our business is highly dependent on the price of gold.

During 2013 the price of gold has maintained its value; however, there is no certainty that it will maintain these prices.  Our business plan provides some ability to offset the decrease in the price of gold, but if it drops to a certain price level it will make our operations difficult to continue profitably.

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

ITEM 3. LEGAL PROCEEDINGS

On March 25, 2013 a Complaint was filed against Ensuge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18, 627, respectively.  These are liabilities for services performed, which are part of accounts payable, however, due to lack of funding the Company has not been able to pay these amount owed.

We are not currently aware of any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINING SAFETY DISCLOSURE

The Company is not engaged in any mining activities. TransGlobal was deconsolidated during the third quarter of 2013, due to deconsolidating TransGlobal we are not including this entity as part of this disclosure.

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

	HIGH	LOW
2013
First Quarter	$0.11	$0.01
Second Quarter	0.13	0.01
Third Quarter	0.13	0.06
Fourth Quarter	0.13	0.04

2012
First Quarter	$1.05	$0.25
Second Quarter	0.40	0.16
Third Quarter	0.25	0.14
Fourth Quarter	0.25	0.06

Approximate Number of Equity Security holders

On December 9, 2014 there were 426 stockholders of record of the Company’s common stock.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

On May 23, 2013, the Company issued 6,000,000 shares of common stock for 80% ownership of TransGlobal, a Nevada Corporation and 200,000 shares to employees.

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

On October 21, 2013, the Company issued 570,000 shares of common stock for services performed for TransGlobal Gold Corp.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this annual report.

Results of Operations

We had no revenues for 2013 and 2012.  The Company is continuing to look for opportunities to create revenue, which included pursuing acquisitions or joint ventures.

General and administrative expenses for the year ended December 31, 2013 and 2012 were $907,152 and $9,501,196, respectively.  These costs are made up of audit, legal, salary and consulting fees, along with travel expenses looking for acquisitions.

Interest expense was $255,910 and $498,937 for the years ended December 31, 2013 and 2012, respectively.  All of the interest expense is loan interest from the notes payable the Company has incurred over the years.  Included in the interest expense are warrants that were given as part of the loan agreement.  The warrants were valued at the current market price as of the date of loans.

Interest income for the year ended December 31, 2013 and 2012 were, respectively, $0 and $230.  This income is from interest bearing cash bank accounts.

The derivative gain for the years ended December 31, 2013 and 2012 were, respectively, a gain of $602,173 and of $10,433,970.

Gain on sale of subsidiary for the years ended December 31, 2013 and 2012 were, respectively, a gain of $1,676,354 and of $0.

Loss on sale of fixed assets for the years ended December 31, 2013 and 2012 were, respectively, a loss of $39,610 and of $0.

Impairment of goodwill for the years ended December 31, 2013 and 2012 were, respectively, a loss of $660,000 and of $0.

Liquidity and Capital Resources

We are a start-up company with limited operating history, no revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.  With the commencement of our new business plan, we have limited operating history and experience in mining on which to make an investment decision.  Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2013, the Company’s business has not shown a profit in operations and has generated no revenue.  If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company is under exploration stage and has not commenced its planned operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from January 1, 2010 (date of inception of exploration stage) through December 31, 2013. Additionally, the Company has negative cash flows from operating activities, has stockholders’ deficit and working capital deficit. Therefore may be forced to discontinue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional capital to complete its business plan. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Please refer Note 1 Summary of Significant Accounting Policies.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

Inflation

The effect of inflation on the Company's operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

The following constitutes a list of Consolidated Financial Statements included in Part III of this Report beginning at page 12 of this Report:

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	12-13

Consolidated Balance Sheets – December 31, 2013 and 2012	14

Consolidated Statements of Operations – for the Years Ended December 31, 2013 and 2012 and for the period from January 1, 2010 (date of inception) through December 31, 2013	15

Consolidated Statements of Changes in Stockholders’ Deficit – for the period from January 1, 2010 (date of inception) through December 31, 2013	16

Consolidated Statements of Cash Flows – for the Years Ended December 31, 2013 and 2012 and for the period from January 1, 2010 (date of inception) through December 31, 2013	17

Notes to the Consolidated Financial Statements	18-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ensurge, Inc.

We have audited the accompanying consolidated balance sheet of Ensurge, Inc. (the “Company” and an exploration stage company) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2013 and for the period from January 01, 2010 (date of inception) through December 31, 2013.. These consolidated financial statements are  the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement based on our audit. The accompanying financial statements of the Company for the period from January 1, 2010 (date of inception) through December 31, 2012 were not audited by us. Those statements were audited by other auditor whose report, dated May 17, 2013 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statement for the period from January 1, 2010 (date of inception) through December 31, 2012, reflects accumulated net loss of $59,463,262. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying consolidated financial statements for such periods from January 1, 2010 (inception) through December 31, 2012 is based solely on the report of such other auditor.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Ensurge, Inc. as of December 31, 2013 and the consolidated results of their operation and cash flow for the year ended December 31, 2013, and for the period from January 1, 2010 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statement, the Company has sustained substantial accumulated losses, negative cash flow from operating activities, stockholders’ deficit and working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, NY
December 9, 2014

Russell E. Anderson, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

To The Board of Directors and Stockholders of
Ensurge, Inc.

We have audited the accompanying consolidated balance sheet of Ensurge, Inc., (the Company) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012, and the period  from  January  1,  2010  (inception  of  exploration  stage)  to  December  31,  2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ensurge, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and the period from January 1, 2010 (inception of exploration stage) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.   As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net	s/Anderson Bradshaw PLLC

Salt Lake City, Utah
May 17, 2013

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash	$351	$15,252

Total Current Assets	351	15,252

Fixed assets (net of depreciation)	-	49,451
Investment in TransGlobal, net of reserves of $322,400	-	-

Total Other Assets	-	49,451

Total Assets	$351	$64,703

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$177,490	$171,750
Accrued liabilities	330,075	171,875
Accrued interest payable	22,005	14,771
Convertible note payable net of debt discount of $38,678	3,822	-
Notes payable	209,050	1,662,500
Proceeds for common stock to be issued	1,360,000	1,360,000
Debt derivative liability	60,324	-
Warrants derivative liability	314,305	903,142

Total Current Liabilities	2,477,071	4,284,038

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 67,228,726 and 34,038,726 shares issued and outstanding, respectively	67,229	34,038
Additional paid-in-capital	56,609,618	55,209,889
Stock subscription receivable	(75,000)	-
Accumulated deficit	(23,315,973)	(23,315,973)
Exploration stage deficit	(35,762,594)	(36,147,289)

Total Stockholders' Deficit	(2,476,720)	(4,219,335)

Total Liabilities and Stockholders' Deficit	$351	$64,703

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			From Inception of
			Exploration Stage
			January 1, 2010
			through
	2013	2012	December 31, 2013

Sales	$-	$-	$-

Operating Expenses
General and administrative	907,152	9,501,196	30,556,787

Total Operating Expenses	907,152	9,501,196	30,556,787

Operating Loss	(907,152)	(9,501,196)	(30,556,787)

Other Income (Expense)

Derivative gain	602,173	10,433,970	7,761,710
Gain on sale of subsidiary	1,676,354	-	1,676,354
Loss on sale of fixed assets, net	(39,610)	-	(39,610)
Impairment of goodwill	(660,000)	-	(660,000)
Derivative day-one loss	(31,160)	-	(12,001,639)
Interest expense	(255,910)	(498,937)	(1,946,180)
Interest income	-	230	3,558
Total Other income (expense)	1,295,669	9,935,263	(5,205,807)

Net Income (Loss)	$384,695	$434,067	$(35,762,594)
Basic Earnings (Loss) Per Common Share	$0.01	$0.01
Basic Weighted Average Common Shares Outstanding	54,019,051	33,006,622

Diluted Earnings (Loss) Per Common Share	$0.01	$0.01
Diluted Weighted Average Common Shares Outstanding	$60,962,233	$41,358,316

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION OF EXPLORATION STAGE
JANUARY 1, 2010 TO DECEMBER 31, 2013

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2010, Inception of Exploration Stage	26,035,341	$26,035	$23,266,514	$(23,315,973)	$(23,424)
Stock sold for cash	3,100,000	3,100	891,800	-	894,900
Stock issued for services	2,350,000	2,350	1,049,150	-	1,051,500
Purchase and cancel treasury stock	(2,000,000)	(2,000)	(58,000)	-	(60,000)
Option expense	-	-	1,152,469	-	1,152,469
Warrants	-	-	(213,521)	-	(213,521)
Net (Loss)	-	-	-	(15,087,012)	(15,087,012)
Balance - December 31, 2010	29,485,341	29,485	26,088,412	(38,402,985)	(12,285,088)
Stock issued as exercise of warrants	2,986,385	2,986	5,396,791	-	5,399,777
Stock issued for services	252,000	252	745,548	-	745,800
Stock cancelled	(375,000)	(375)	375	-	-
Option expense	-	-	14,263,604	-	14,263,604
Net (Loss)	-	-	-	(21,494,344)	(21,494,344)
Balance - December 31, 2011	32,348,726	$32,348	$46,494,730	$(59,897,329)	$(13,370,251)
Stock sold for cash	760,000	760	170,284	-	171,044
Stock issued for services	30,000	30	14,970	-	15,000
Stock issued for interest expense	900,000	900	89,100	-	90,000
Option expense	-	-	8,440,805	-	8,440,805
Net Income	-	-	-	434,067	434,067
Balance - December 31, 2012	34,038,726	$34,038	$55,209,889	$(59,463,262)	$(4,219,335)
Stock issued for services	2,220,000	2,220	118,580	-	120,800
Stock issued for interest expense	3,000,000	3,000	78,000	-	81,000
Stock issued for accrued expenses	2,000,000	2,000	8,000	-	10,000
Stock issued for acquisition of TransGlobal	6,000,000	6,000	654,000	-	660,000
Stock issued for investment in TransGlobal	4,970,000	4,970	297,830	-	302,800
Accrued wages forgiven	-	-	108,750	-	108,750
Fair value of warrants issued for services	-	-	74,569	-	74,569
Stock subscription receivable	15,000,000	15,000	60,000	-	-
Net Income	-	-	-	384,695	384,695
Balance - December 31, 2013	67,228,726	$67,228	$56,609,618	$(59,078,567)	$(2,476,721)

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			From Inception
			Of Exploration Stage
			January 1, 2010
			Through
	2013	2012	December 31, 2013
Cash Flows From Operating Activities
Net income (loss)	$384,695	$434,067	$(35,762,594)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock and options issued for services	120,800	8,455,805	26,859,479
Derivative gain	(602,173)	(10,433,971)	(7,761,711)
Amortization of debt discount	3,822	110,000	113,822
Stock issued for interest	81,000	90,000	171,000
Non-cash interest expense	-	302,500	302,500
Derivative day-one loss	31,160	-	12,001,639
Depreciation expense	8,291	8,485	17,730
Impairment of goodwill	660,000	-	660,000
Loss on sale of fixed assets, net	39,610	-	39,610
Bad debt	322,400	-	322,400
Fair value of warrants issued for services	74,569	-	74,569
Operating expenses incurred by note holder	17,350	-	17,350
Gain on sale of subsidiary	(1,676,355)	-	(1,676,355)
Changes in operating assets and liabilities:
Increase in trade accounts payable	5,740	135,536	168,804
Increase (decrease) in accrued expenses	276,951	(3,562)	276,985
Increase in accrued liabilities	171,088	171,875	342,963
Net Cash Used in Operating Activities	(81,051)	(729,265)	(3,831,809)
Cash Flows From Investing Activities
Proceeds from sale of fixed assets	1,550	-	1,550
Investment in fixed assets	-	-	(58,890)
Investment in TransGlobal	(19,600)	-	(19,600)
Net Cash Used by Investing Activities	(18,050)	-	(76,940)
Cash Flows From Financing Activities
Proceeds from notes payable	84,200	150,000	1,834,200
Repayments of notes payable	-	-	(500,000)
Proceeds from exercise of warrants for
common stock to be issued	-	-	1,360,000
Purchase treasury stock	-	-	(60,000)
Proceeds from issuance of common stock	-	380,000	1,274,900
Net Cash Provided by Financing Activities	84,200	530,000	3,909,100
Net (decrease) increase in Cash	(14,901)	(199,265)	351
Cash at Beginning of Period	15,252	214,517	-
Cash at End of Period	$351	$15,252	$351

SUPPLEMENTAL DISCLOSURE OF CASH
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued expense	$10,000	$-	$10,000
Accrued wages forgiven	$108,750	$-	$108,750
Stock subscription receivable	$75,000	$-	$75,000
Derivative liability at inception	$73,660	$-	$73,660
Stock issued for investments in TransGlobal	$302,800	$-	$302,800

The accompanying notes are an integral part of these consolidated financial statements.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Basis of Presentation – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company is under exploration stage and has not commenced its planned operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from January 1, 2010 (date of inception of exploration stage) through December 31, 2013. Additionally, the Company has negative cash flows from operating activities, has stockholders’ deficit and working capital deficit. Therefore it may be forced to discontinue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional capital to complete its business plan. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Business Condition – The Company has suffered losses from operations, has had negative cash flows from operating activities for all periods since inception. The Company has issued a private placement memorandum to obtain investors. During 2010, the Company sold an aggregate of 3,100,000 shares of common stock to investors for an aggregate purchase price of $894,900 in a private placement. The Company received $1,360,000 in exchange for warrants exercisable for the right to purchase 5,600,000 shares of the Company’s common stock in a private placement. In August 2011 the Company entered into a 90 day note payable in the amount of $500,000. During October 2011 the Company entered into a two 12 month notes payable for an aggregate of $1,100,000, which proceeds were used to pay off early the 90 day note and operating capital. During November 2012, the Company negotiated an extension of these two notes payable, which are due on March 15, 2013. The principal was increase from $550,000 per note to $756,250, or a total of $1,512,500. As part of this negotiation to extend the note, the Company agreed to pay a total of 900,000 shares of common stock.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On March 2, 2012, the Company accepted $380,000 in private placement funds from accredited investors in exchange for units consisting of seven hundred sixty thousand (760,000) shares of the Company’s common stock, plus three hundred eighty thousand (380,000) warrants with an exercise price of $1.00.  During November 2012 the Company entered into several 12 month notes payable for an aggregate of $150,000. The proceeds of the financing will be used to help the Company maintain operations and to fund the exploration of acquisitions.

Principles of Consolidation – The financial statements have been consolidated with its wholly owned subsidiary, Ensurge Brazil, LTDA., which was incorporated in Sao Paulo, Brazil on April 18, 2011.  Currently the Brazil entity has no assets, liabilities, revenues or expenses.  During December 2013, the Company divested itself of the Brazil entity, including all assets and liabilities.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted, “Share-Based Payment” (ASC Topic 718) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the consolidated financial statements. There were no options granted during the years ended December 31, 2013 and 2012.

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

Basic and Diluted Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. During 2013, the Company issued 33,190,000 common shares and 2,822,000 warrants as part of debt financing and services.  During 2012, the Company issued 1,690,000 common shares and 380,000 warrants as part of private placement funding, debt financing and services.

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

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. There were no cash equivalents at December 31, 2013 and 2012.

Derivative Liabilities - The Company assessed the classification of its derivative financial instruments as of December 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Fair Value of Financial Instruments - Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2013 and 2012.

Recently Enacted Accounting Standards – The Company will adopt in future the Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

NOTE 2 – INVESTMENT IN MINING RIGHTS

It is the Company’s policy to capitalize engineering costs associated with a project that is put under contract and amortize it over the life of the project.  The Company will complete an impairment analysis at the end of each year.  During 2013 and 2012, the Company had mining development and engineering expenses related to research of new projects of $0 and $106,592, respectively.

NOTE 3 – PROCEEDS FOR COMMON STOCK TO BE ISSUED

During 2012, the Company issued 30,000 shares of common stock in exchange for services valued at $15,000.  The valuation was based on the market price at the date of services.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

NOTE 4 -  PLANT, PROPERTY AND EQUIPMENT

The following table summarizes Company’s plant, property and equipment as of December 31, 2013 and 2012.

	2013	2012

Equipment	$-	$55,073
Computer hardware	-	3,817
Accumulated depreciation	-	(9,439)

	$-	$49,451

In June 2013 the Company sold Computer server for $1,550 having a net book value of $1,167, hence recorded a gain on sale of fixed assets of $383.

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

During the year ended December 31, 2013 the Company written off Mining Equipment in Guyana having a net book value of $39,993, hence recorded a loss on write off of fixed assets of $39,993.

Depreciation expenses for the year ended December 31, 2013 and 2012 was $8,291 and $8,484 respectively.

NOTE 5 – WARRANT DERIVATIVE LIABILITY

As part of the warrants issued for common stock in previous years, the nature of the warrants requires the Company to record a Warrant Derivative Liability in the amount of $314,305 and $903,142 at December 31, 2013 and 2012, respectively.  The valuation of the derivative is determined using the lattice model.  The lattice model is based in part on the price the stock is trading on the day the warrants are issued and again at the end of each quarter and year end.  Due to the stock price having large swings, the warrant derivative liability has large swings also, which create large losses and gains.

NOTE 6 – COMMON STOCK WARRANTS AND OPTIONS

As of December 31, 2013 the Company had common stock warrants outstanding of 11,152,000 and outstanding options of 7,500,000.  Warrants have a term of 2 to 5 years and options have a term of 10 years.

	Options		Warrants
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Begining Balance	7,500,000	7,500,000	8,330,000	7,950,000
Granted/Issued	-	-	2,822,000	380,000
Exercised	-	-	-	-
Cancelled	-	-	-	-
End Balance	7,500,000	7,500,000	11,152,000	8,330,000
Exercisable	7,500,000	7,500,000	11,152,000	8,330,000

Warrants – We have granted outstanding warrants for the purchase of a total of 11,152,000 shares of our common stock, all of which are exercisable anytime until their respective expiration dates

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Date of issuance	Stock price at valuation date of May 30, 2013 and December 31, 2013	Exercise price	Term	Risk free rate	Volatility	Value	# of Warrants
May 30, 2013	$0.04	$0.75	2 Year	0.36%	316%	$-	420,000
May 30, 2013	$0.04	$0.50	2 Year	0.36%	316%	$-	420,000
May 30, 2013	$0.04	$0.38	2 Year	0.36%	316%	$-	420,000
May 30, 2013	$0.04	$0.25	2 Year	0.36%	316%	$-	142,000
May 30, 2013	$0.04	$0.13	2 Year	0.36%	316%	$-	1,420,000
March 2, 2012	$0.04	$1.00	5 Year	0.36%	316%	$-	380,000
October 28, 2011	$0.04	$1.00	5 Year	0.36%	316%	$-	1,900,000
December 30, 2010	$0.04	$0.50	5 Year	0.36%	316%	$-	1,600,000
December 9, 2010	$0.04	$1.00	5 Year	0.36%	316%	$-	450,000
July 27, 2010	$0.04	$0.14	5 Year	0.36%	316%	$-	4,000,000
Total						$-	11,152,000

The following is a summary of the Company’s stock warrants outstanding as of December 31, 2013, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.13 to $1.00	11,152,000	2.96 years	$0.50	11,152,000	$0.50

	Exercise Price		$0.13 to $1.00
	Term		Two to Five years
	Volatility		261%
	Dividends		0%

The following is a summary of the Company’s stock options outstanding as of December 31, 2013, adjusted for any changes in the exercise price of the stock options:

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.14 to $0.50	7,500,000	7.63 years	$0.25	7,500,000	$0.25

ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – ISSUANCE OF STOCK

During 2012, the Company issued 30,000 shares of common stock in exchange for services valued at $15,000.  The valuation was based on the market price at the date of services.

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

On May 15, 2013, the Company entered into an agreement with Next View Capital, LP and Zadar, LLC, which have notes payable with an aggregate total of $1,512,500.  As part of this agreement, these two notes will be moved to the Company’s wholly owned subsidiary, Ensurge Brasil, LTDA, thereby releasing Ensurge, Inc. of this Liability.  As part of this agreement the Company issued 1,000,000 shares of common stock to each note holder valued at $38,000 each.

On May 23, 2013, the Company issued 6,000,000 shares of common stock for 80% ownership of TransGlobal Gold Corp, a Nevada Corporation and 200,000 shares to employees valued at $660,000 and $22,000 respectively.

On May 22, 2013, the Company issued 2,000,000 shares of common stock to its CEO in exchange for past due wages of $10,000.

On May 22, 2013, the Company issued 1,000,000 shares of common stock as part of its negotiation with an entity to provide cash and a note payable valued at $5,000.

On May 22, 2013, the Company entered into a 24 month 5% note receivable for $50,000 in exchange for 10,000,000 shares of common stock with Workhorse Capital Leasing LLC.  As of December 31, 2013, this is disclosed as stock subscription receivable.

On May 22, 2013, the Company entered into a 24 month 5% note receivable for $25,000 in exchange for 5,000,000 shares of common stock with OG3 LLC.  As of December 31, 2013, this is disclosed as stock subscription receivable.

On May 30, 2013, the Company entered into an employment agreement with its new President and as part of the negotiation, the Company issued 1,420,000 shares of common stock valued at $56,800 and 2,822,000 warrants ranging from a price of $0.125 to $0.75.  These warrants have a 2 year term and vest 10% each month starting on the date of the employment agreement.

On July 10, 2013, the Company issued 500,000 shares of common stock valued at $30,000 to the Vice President of TransGlobal Gold Corp, which Ensurge owns 80%, for current and future services.  The entire incentive package is 2,000,000 shares of common stock which 500,000 shares vest every six months.

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On August 1, 2013, the Company issued 3,500,000 shares of common stock valued at $210,000 to various employees and persons that have paid for expenses and equipment for TransGlobal Gold Corp which is shown as investment and during the year ended December 31, 2013, 100% reserve for doubtful has been provided.

On August 16, 2013, the Company issued 400,000 shares of common stock valued at $40,000 in exchange for equipment purchased for TransGlobal Gold Corp which is shown as investment and during the year ended December 31, 2013, 100% reserve for doubtful has been provided.

On September 5, 2013, the Company issued 600,000 shares of common stock valued at $42,000 for services for Ensurge.

On October 21, 2013, the Company issued 570,000 shares of common stock valued at $22,800 for services performed for TransGlobal Gold Corp which is shown as investment and during the year ended December 31, 2013, 100% reserve for doubtful has been provided.

Proceeds from common stocks to be issued:

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
NOTE 8 – NOTES PAYABLE

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

During November 2012, the Company negotiated an extension of the two October 2011 notes payable.  The principal was increased from $550,000 per note to $756,250, or a total of $1,512,500 with an annual interest rate of 10%.  On December 31, 2013, this note was moved to Ensurge Brasil, LTDA, subsidiary of the Company (see note 15).

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

During November 2012 the Company entered into several 12 month notes payable for an aggregate of $150,000, with an annual interest rate of 10%.

During April 2013, the Company entered into a 60 day 10% convertible note payable for $15,000, which has not been paid off nor converted into stock.  Due to the note being in default the interest rate has now increased to 18%.

On May 9, 2013, the Company entered into a 6 month note payable of $23,000 with interest payable at 22% APR.  As part of this note the Company issued 1,000,000 shares of common stock valued at $5,000.

On August 16, 2013, the Company entered into a 12 month note payable of $9,000 with interest payable at 5% APR.

On August 30, 2013, the Company entered into a 12 month note payable of $5,000 with interest payable at 5% APR.

During October 2013 and November 2013, the Company entered into three notes payable for a total of $7,050, with interest payable at 5%.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 6, 2013, the Company entered into a nine months convertible note payable  of $42,500 with interest payable at 8% APR.  The note is convertible into the Company’s common stock at the holder’s option, at the conversion rate 58% of average of the lowest three trading prices during ten trading days period prior to the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on December 13, 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $73,660 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	312.15%
Risk free rate:	0.38%

On December 6, 2013 the initial fair value of the embedded debt derivative of $73,660 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($31,160) charged to current period operations as interest expense.

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The fair value of the described embedded derivative of $60,324 at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	483%
Risk free rate:	0.13%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market on notes resulting in noncash, non-operating gain of $13,336 for the year ended December 31, 2013.

The debt discount attributed to the beneficial conversion feature is amortized and charged to current period operations as interest expense over the term of the note. During the year ended December 31, 2013 and 2012, the Company amortized $3,822 and $-0-, respectively, of beneficial debt discount to the operations as interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENT

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$60,324	-		-	$60,324
Warrant Derivative Liabilities	$314,305		-	-	$314,305

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013 and 2012:

	Debt Derivative Liability	Warrant Derivative Liability
Balance, December 31, 2012	$-	$903,142
Initial fair value of debt derivatives at note issuances on December 6, 2013	73,660	-
Change in fair value of derivative liability	(13,336)	(588,837)
Balance, December 31, 2013	$60,324	$314,305

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$13,336	$588,837

Level 3 Liabilities are comprised of our bifurcated convertible debt and warrant liabilities features on Companies convertible notes and warrants.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company has net operating loss carry forwards of approximately $15,605,084 at December 31, 2013. The net operating loss carry forwards expire from 2022 through 2033. Substantially all of the operating loss carry forwards are limited in the availability for use by the Company. The net deferred tax asset consisted of the following at December 31, 2013 and 2012:

Deferred Tax Asset	2013	2012
Operating loss carry forwards	$5,305,728	$4,383,290
Depreciation	-	-
Total Deferred Tax Asset	5,305,728	4,383,290
Valuation Allowance	(5,305,728)	(4,383,290)
Net Deferred Tax Asset	$-	$-

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

During 2013 and 2012, the valuation allowance increased by $922,438 and $530,172, respectively, principally due to the operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2013	2012
Income tax (benefit) at statutory rate (34%)	$922,438	$(530,172)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	(922,438)	530,172
State tax (benefit), net of federal tax effect	-	-

Net Benefit (Expenses) From Income Taxes	$-	$-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Several of the Company’s note payables are past due.  No law suits have been filed concerning these past due notes and currently the Company has limited options as to how to repay these notes.

NOTE 13 – LEGAL ISSUES

On March 25, 2013 a Complaint was filed against Ensurge, by Randall K. Edwards and Gaia, Silva, Gaede & Associates in the amount of $74,924 and $18,627, respectively.  These are liabilities for services performed, however, due to lack of funding the Company has not been able to pay these amount owed.  These liabilities are booked as part of accounts payable.

NOTE 14 – ACQUISITION AND DECONSOLIDATION

On May 23, 2013, the Company issued 6,000,000 shares of common stock for 80% ownership of TransGlobal Gold Corporation, a Nevada Corporation and 200,000 shares to employees.  Due to not being able to obtain audited financial statements from TransGlobal, the Company deconsolidated this subsidiary.  The Company had invested $322,400 of cash and stock to keep operations going, however, the Company has created a 100% reserve for this investment.

NOTE 15 – GAIN ON SALE OF SUBSIDIARY

On December 31, 2013, the Company entered into a contract to sell its Brazilian subsidiary, Ensurge Brasil LTDA.  The Company has two notes payable of $756,250 each and accrued interest of $163,854 as of December 31, 2013 which was moved to the Ensurge Brasil LTDA thereby releasing Ensurge of this liability. Due to this sell the Company has recognized a gain on sale of subsidiary of $1,676,354.

 ENSURGE, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 16 – SUBSEQUENT EVENTS

On January 17, 2014, Jamie D. Miller resigned as President and CEO, and Paul C. Cinquemani took his place as President, CEO, and member of the Board of Directors.  On March 27, 2014, Paul C. Cinquemani, resigned as President, CEO, and a member of the Board of Directors for the Company.  On March 27, 2014, Jeff A Hanks became the President, CEO and CFO for the Company.

During the month of January 2014, the Company issued 450,000 shares of common stock in exchange for services for TransGlobal Gold Corp.

On February 4, 2014, the Company entered into a nine month note payable of $32,500 with interest payable at 8% APR.

During the month of February 2014, the Company issued 1,180,000 shares of common stock in exchange for services for TransGlobal Gold Corp.

During the month of March 2014, the Company issued 100,000 shares of common stock in exchange for services for TransGlobal Gold Corp.

On March 27, 2014, the Company entered into a nine month note payable of $6,500 with interest payable at 8% APR.

During the month of April 2014, the Company issued 9,100,000 shares of common stock for services for Ensurge.

Also, during the month of April 2014, the Company received back into treasury 3,348,780 shares of common stock of Ensurge for services which were not completed.

The Company has reviewed subsequent events from the balance sheet date through the date the consolidated financial statements were available to be issued, and have determined there were no other events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about February 10, 2014, Ensurge dismissed Anderson Bradshaw, PLLC (“AB”) as its principal accountant and engaged RBSM LLP, as the Company's principal accountant for the Company's fiscal year ending 2013 and the interim periods for 2013 and 2014. The decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of AB, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except that the reports of AB included in our Form 10-K for 2012 did include a paragraph disclosing uncertainty about our ability to continue as a going concern.

There were no disagreements between the Company and AB, for the two most recent fiscal years and any subsequent interim period through February 10, 2014 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AB, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer (principal financial officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2013, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions.

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2013 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information regarding the Company’s executive officers and directors as of December 31, 2013:

Name	Age	Director Since	Position
Jeff A Hanks	48	2002	Chief Executive Officer, President, Director
Jeff A. Hanks	48	2002	Chief Financial Officer, Secretary, Director

The biographies of the director and executive officer below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board of Directors to determine that such person should serve as a director for the Company in 2013, and the names of other any other publicly-held companies of which such person served as a director in the past five years.

Jeff A. Hanks, CPA, Chief Executive Officer, Chief Financial Officer and Director:

Mr. Hanks has served as a member of the Board of Directors of the Company and as the Chief Financial Officer of the Company, since 2002 and Chief Executive Officer since March 27, 2014.  During this time the Company focused on several Mergers and Acquisitions.  From 2002, until December, 2009, Mr. Hanks also served as the President of the Company.  Prior to joining the Company in 2000, Mr. Hanks worked as a Controller and Chief Financial Officer for several mid-size growing companies.  Mr. Hanks has also worked as a consultant and auditor for Deloitte & Touche, one the Big Four international accounting firms where he obtained his CPA license.  He graduated from the University of Utah with a degree in Accounting.  He is currently a member of the AICPA.

The Company believes Mr. Hanks’ qualifications to sit on its Board of Directors include his extensive audit and SEC experience, CPA license and his over 22 years of experience in finance and accounting and his senior executive experience with several companies, including eleven years with the Company.

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

Jeff Hanks, the Chief Executive Officer and Chief Financial Officer of the Company, director of the Company, represents to the Company that all filings of their Initial Statements of Beneficial Ownership on Form 3 have been filed.  The Form 3 for each executive has been filed as of the date of this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

During 2013, Jeff A. Hanks served as the Chief Financial Officer and received compensation of $10,000 in common stock.  During 2012, Jeff A. Hanks served as the Chief Financial Officer and received compensation of $81,250.

No other officer of the Company was compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last two completed fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013 and 2012):

	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($) (3)	($) (3)	($)	($)	($) (4)	($)

Jamie Miller CEO/	2013	54,000	-	56,800	-	-	-	-	110,800
President (1)

Jordan Estra	2013	75,000	-	-	-	-	-	-	75,000
CEO/President (2)	2012	103,125						10,000	113,205

Jeff Hanks	2013	155,000	-	10,000	-	-	-	-	165,000
CFO	2012	67,750	-	-	-	-	-	16,611	84,361

(1) Mr. Miller was appointed as President and Chief Executive Officer in May 2013 and resigned in January 2014.
(2) Mr. Estra was appointed as President and Chief Executive Officer in July 2010 and resigned in May 2013.
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

Employment Contracts and Termination of Employment and Change in Control Arrangement

None

Outstanding Equity Awards At Fiscal Year-End

	Option awards					Stock awards
Name	Number of securitiesunderlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jordan Estra	2,500,000	None	None	$0.14	Nov 2020	None	None	None	None
	1,100,000			$0.50	June 2021

Jeff Hanks	2,500,000	None	None	$0.14	Nov 2020	None	None	None	None
	1,100,000			$0.50	June 2021

Benefit Plans

On April 21, 2010, the Company adopted an Equity Incentive Plan.  The Company has not adopted any retirement, pension, or profit sharing for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of October 24, 2014, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Officers and Directors As a Group (One)	4,900,100	6.3%

Jeff A. Hanks 2825 East Cottonwood Parkway, Suite 500 Salt Lake City, UT 84121	4,900,100	6.3%

Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent Of Class

Workhorse Capital Leasing LLC 405 South Main, Suite 975 Salt Lake City, Utah 84111	15,300,000	19.8%

O3G LLC. 8514 Monroe Street Midvale, Utah 84047	5,000,000	6.5%

Clint Mishleau 306 Meadow Lane Wrightstown, WI. 54180	4,850,000	6.3%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of October 24, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: the aggregate audit and review fees billed during fiscal years ending 2013 and 2012 were respectively, $29,500 and $29,000.  For 2013 the fees were for services rendered by Anderson Bradshaw, PLLC CPA Firm.  For 2012, $8,000 was for professional services render by Anderson Bradshaw, PLLC CPA firm.  For 2012 the remaining $21,000, fees were for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC CPA firm for the audit of the Company’s annual financial statements and review of financial statements.

Audit-Related Fees:  None.

Tax Fees: the aggregate tax fees billed during fiscal years ending 2013 and 2012 were respectively, $1,500 and $1,500.  These fees were for professional services rendered by Anderson Bradshaw, PLLC and Child, Van Wagoner & Bradshaw, PLLC, respectively, which were for the completion of the Company’s yearend tax return.

All Other Fees:  None.

Audit Committee’s Pre-Approval Practice:

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

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

ENSURGE, INC.

December 9, 2014	By:	/s/ JEFF A. HANKS
Jeff A. Hanks, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFF A. HANKS	December 9, 2014
Jeff A. Hanks President, Chief Executive Officer, Chief Financial Officer and Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Ensurge Inc. *

3.2	Bylaws of Ensurge Inc. *

31.1	Certification of Jordan M. Estra pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated herein by reference.

Set forth below are the additional exhibits for the filing based on the new XBRL rules.

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation